Form 10-K
period 2018-12-31
Nightstar Therapeutics plc
filed 2019-03-18
CIK 1711675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38217

Nightstar Therapeutics plc

(Exact name of Registrant as specified in its Charter)

England and Wales	98-1413750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Midford Place, 2nd Floor London United Kingdom	W1T 5BJ
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 20 7062 2777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class American Depository Shares, each representing one Ordinary share, nominal value £0.01 per share	Name of each exchange on which registered The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting equity securities held by non-affiliates of the Registrant, based on the closing price of the Registrant’s American Depositary Shares, or ADSs, on The Nasdaq Global Select Market on June 29, 2018 was $149,156,960 (assumes officers, directors, and all shareholders beneficially owning 10% or more of the outstanding common shares are affiliates).

The Registrant had 33,483,821 ordinary shares outstanding as of March 1, 2019, of which 14,598,679 are represented by ADSs.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of a definitive proxy statement involving the election of directors to be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this Report.

i

FORM 10-K

NIGHTSTAR THERAPEUTICS PLC

For Fiscal Year Ended December 31, 2018

In this Annual Report on Form 10-K, or Annual Report, “Nightstar,” the “Group,” the “Company,” “we,” “us” and “our” refer to Nightstar Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this Annual Report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives and regarding the proposed acquisition of our company by Biogen Switzerland Holdings GmbH and its affiliates, or Biogen, are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding expected future operating results; expectations regarding the timing and receipt of regulatory results; anticipated levels of capital expenditures; expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings; and any effects of the proposed acquisition of our company by Biogen including the occurrence of any event, chance or other circumstance that could give risk to the termination of the proposed transaction.  Our forward-looking statements do not assume the consummation of the proposed acquisition of our company by Biogen unless specifically stated otherwise.

Please refer to the section entitled “Risk Factors” in Part I for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

This Annual Report also includes statistical and other industry and market data, which we obtained from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third‑party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source.

PART I

Item 1. Business.

On March 4, 2019, we entered into an implementation agreement, or the Implementation Agreement, with Biogen Switzerland Holdings GmbH and its wholly-owned subsidiary, Tungsten Bidco Limited, which we collectively refer to as Biogen. Pursuant to the terms of the Implementation Agreement, Biogen has agreed to acquire the entire issued and to be issued share capital of our company for $25.50 in cash per ordinary share, nominal value of GBP 0.01 per share, or the Company Shares, excluding any treasury shares, any Company Shares held by Biogen or its subsidiaries and certain pre-initial public offering equity awards deferred upon the termination of the holder’s employment, which we refer to as the Deferred Shares. Under the terms of the Implementation Agreement, the proposed acquisition would be implemented by means of a scheme of arrangement to be undertaken by us under Part 26 of the UK Companies Act 2006. Biogen reserves the right under the Implementation Agreement to effect the proposed acquisition by way of a takeover offer, with our consent.

The completion of the proposed acquisition is subject to the satisfaction or waiver of certain conditions, including, among other things: the absence of any law or order by any governmental authority enjoining, preventing, restraining, prohibiting or otherwise making illegal the proposed acquisition; the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval from competition authorities in Germany; the accuracy of our representations and warranties under the Implementation Agreement (subject to a material adverse effect standard in most cases); our compliance with our obligations under the Implementation Agreement; and the absence of a “Company Material Adverse Effect,” as defined in the Implementation Agreement.  The proposed acquisition is also subject to, among other things: approval by at least 75% in value and a majority in number of the holders of Company Shares, which we refer to as the Company Shareholders, present, entitled to vote and voting (in person or by proxy) at the meeting to be convened by order of the High Court of Justice in England and Wales, or the Court, in order for the Company Shareholders to consider, and if thought fit, to approve, the scheme of arrangement; the passing of all resolutions necessary to approve and implement the scheme of arrangement by at least 75% of Company Shareholders present, entitled to vote and voting (in person or by proxy) at the general meeting to be convened for Company Shareholders to consider, and if thought fit approve, certain matters in connection with the scheme of arrangement and the proposed acquisition; and the sanctioning of the scheme of arrangement by the Court.

The Implementation Agreement contains certain termination rights for each of us and Biogen. Under specified circumstances, we are permitted to terminate the Implementation Agreement to accept a superior proposal (generally defined as a proposal for 80% or more of the voting power and economic rights in us or all or substantially all of our assets, which proposal our board of directors has determined, in good faith, after consultation with its outside counsel and financial advisors, (i) would result in greater value to Company Shareholders from a financial point of view than the proposed acquisition, including a price per Company Share payable in cash that is more than 7.5% above that offered in the proposed acquisition and (ii) is reasonably likely to be completed relative to the proposed acquisition).

At this stage, subject to the approval and availability of the Court (which is subject to change), and subject to the satisfaction (or, where applicable, waiver) of the conditions to the Implementation Agreement, we expect the acquisition will become effective by mid-year 2019. If the transaction is completed, we expect that the ADSs will be removed from listing on the Nasdaq Stock Market and that registration of the ADSs under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be terminated.

See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18 of the Notes to Consolidated Financial Statements included in this report for additional information regarding the transaction.

Overview

We are a leading clinical-stage gene therapy company focused on developing and commercializing novel one-time treatments for patients suffering from rare inherited retinal diseases that would otherwise progress to blindness. Leveraging our expertise in ophthalmology, gene therapy and drug development, we are developing a pipeline of proprietary product candidates that are designed to substantially modify or halt the progression of inherited retinal diseases for which there are no currently approved treatments.

Our lead product candidate, NSR-REP1, is in Phase 3 clinical development for the treatment of choroideremia, or CHM, and represents the most clinically advanced product candidate for this indication worldwide. In data from 32 patients treated with NSR-REP1 across four open-label clinical trials, over 90% of treated patients maintained their visual acuity, or VA, over a two-year follow-up period. In some cases, we also observed substantial improvements in visual acuity. In June 2018, the U.S. Food and Drug Administration, or FDA, granted Regenerative Medicine Advanced Therapy, or RMAT, designation for NSR-REP1 in CHM.

Our second product candidate, NSR-RPGR, is in Phase 2/3 clinical development for the treatment of X-linked retinitis pigmentosa, or XLRP, in a clinical trial known as XIRIUS. XIRIUS consists of an open-label, Phase 1 dose escalation study followed by a Phase 2/3 expansion study. Enrollment of the Phase 1 dose escalation study in the XIRIUS trial was completed in August 2018, consisting of six cohorts of three patients each for a total of 18 adult patients. On September 22, 2018, we announced positive preliminary safety and efficacy data from this trial for the first five cohorts (combined n=15) of the Phase 1 dose escalation study at the EURETINA medical meeting, as described further below. The safety data and efficacy signals observed in the higher dose groups of the dose escalation study provided the basis for an early clinical proof of concept allowing the XIRIUS trial to progress to the Phase 2/3 expansion study. The ongoing Phase 2/3 expansion study is intended to enroll approximately 45 patients, with 15 patients receiving a high-dose, 15 patients receiving a low dose, and 15 patients receiving no treatment (no-sham, parallel arm). We also have product candidates in preclinical development for a number of inherited retinal diseases for which there are no approved treatments, such as Stargardt disease, the most common form of inherited juvenile macular dystrophy.

Our Pipeline

We have the worldwide commercial rights to our entire pipeline of retinal gene therapy product candidates, summarized in the table below.

PROGRAM	INDICATION	STAGE OF DEVELOPMENT
NSR-REP1	Choroideremia	Phase 3 STAR trial
NSR-RPGR	X-linked Retinitis Pigmentosa	Phase 2/3 XIRIUS trial
NSR-ABCA4	Stargardt Disease	Preclinical
NSR-BEST1	Best Disease	Preclinical
NSR-CNTF	Retinitis Pigmentosa	Preclinical
NSR-OPN4	Retinitis Pigmentosa	Preclinical
NSR-RHO	Retinitis Pigmentosa	Preclinical

Our Strategy

Our goal is to become the leading commercial-stage gene therapy company focused on delivering life-altering therapies for inherited retinal diseases that lead to blindness. The key elements of our strategy are:

•	Completing the clinical development and obtaining regulatory approval for NSR-REP1 for the treatment of CHM;
•	Advancing the clinical development of NSR-RPGR for the treatment of XLRP;
•	Continuing to build and commercialize a pipeline of gene therapy treatments, such as NSR-ABCA4, for rare inherited retinal diseases for which there are no currently approved treatments;
•	Improving procedural success through surgical training and collaborations with surgical delivery innovators;
•	Continuing to leverage relationships with retinal disease key opinion leaders and global gene therapy centers to ensure clinical trial success and enhance future commercialization;
•

Developing manufacturing expertise for gene therapy products utilizing a hybrid model that retains in-house process development and quality assurance expertise while relying on outsourced manufacturing facilities; and

•	Establishing a global commercial infrastructure by ourselves or in collaboration with others.

Gene Therapy is Ideally Suited for Inherited Retinal Diseases

We believe that we are differentiated by our strength and focus in gene therapy and inherited retinal diseases. Gene therapy is used to overcome the effects of a defective, disease-causing gene by using engineered viruses, or viral vectors, to deliver a functional version of the gene into cells. Once inserted into the patient, the delivered gene utilizes available cellular mechanisms to produce a functional protein that leads to a therapeutic effect. Vectors based on adeno-associated virus, or AAV, are believed to be especially well suited for treating retinal diseases because AAV is a small, replication-deficient virus that is non-pathogenic and has a well-documented safety profile. Over 250 genes that play a role in inherited retinal diseases have been identified, although fewer than 20 of these targets are currently in clinical development.

We believe the eye is an excellent target organ for gene therapy due to its accessibility, small size, compartmentalization and relative immune privileged status. The vectors can be directly injected into the diseased tissue and can be non-invasively observed for efficacy and safety. The blood-ocular barrier prevents the widespread dissemination of locally-administered vectors throughout the body. Given the small volume of the eye, the amount of vector needed to achieve a therapeutic effect is low, reducing the amount of vector required to be administered to the patient and reducing potential systemic side effects. In addition, the reduced volume requirement provides us with the advantage of small-scale manufacturing requirements for clinical trials and potential commercialization.

Our Lead Retinal Gene Therapy Product Candidate: NSR-REP1 for the Treatment of CHM

Our lead retinal gene therapy product candidate, NSR-REP1, is in Phase 3 clinical development for the treatment of CHM and represents the most clinically advanced product candidate for this indication worldwide, potentially providing us with a significant industry first-mover advantage. We have received orphan drug designation for NSR-REP1 for the treatment of CHM from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union and RMAT designation from the FDA.

CHM Disease Overview

CHM is a rare, degenerative, X-linked genetic retinal disorder primarily affecting males, with no treatments currently available and represents a significant unmet medical need. CHM presents in childhood as night blindness, followed by progressive constriction of the visual fields, generally leading to vision loss in early adulthood and total blindness thereafter. Patients generally maintain good visual acuity until the degeneration encroaches onto the fovea, which is the central part of the retina responsible for detailed vision. The prevalence of CHM is estimated to be one in 50,000 people, implying a total population of approximately 13,000 patients in the United States and the five major European markets.

CHM is caused by mutations in the CHM gene, which encodes Rab escort protein-1, or REP1, a protein that plays a key role in intracellular protein trafficking and the elimination of waste products from retinal cells. Absence of functional REP1 leads to death of the retinal pigment epithelium, or RPE, cells and degeneration of the overlying retina, which contains the retinal photoreceptors required to convert light into visual signals. Thus, the loss of REP1 function in retinal cells caused by CHM results in progressive vision loss and blindness.

Our Solution: NSR-REP1 for CHM

Our lead retinal gene therapy product candidate, NSR-REP1, is comprised of an AAV2 vector containing recombinant human complementary DNA, or cDNA, that is designed to produce REP1 inside the eye. NSR-REP1 is comprised of a standard AAV vector combined with the human REP1 cDNA and a woodchuck hepatitis post-transcriptional regulatory element, or WPRE, sequence. In preclinical animal studies, the incorporation of the WPRE sequence resulted in a statistically significant, nearly two-fold increase in REP1 expression in the retina from baseline, which could provide a greater therapeutic effect than a REP1 vector without the WPRE sequence. The introduction of a functional CHM gene into patients is intended to allow expression of REP1, thereby slowing or stopping the progression of CHM and the decline in vision.

NSR-REP1 is administered by injection into the sub-retinal space, preceded by a standard vitrectomy procedure to allow for better visualization of the injection site. NSR-REP1 is delivered using a two-step process to enhance surgical precision. The first step in this process involves the creation of a small bubble, or bleb, in the sub-retinal space with a small amount of balanced salt solution, followed by the second step in which NSR-REP1 is administered into this newly created sub-retinal bleb. Surgical precision is further enhanced by intra-operative optical coherence tomography, or iOCT, providing the surgeon with real-time, cross-sectional imaging of the precise location of NSR-REP1 administration into the sub-retinal space.

Clinical Development of NSR-REP1

The table below sets forth summary information regarding our completed clinical trials for NSR-REP1.

Phase	Objective	Site(s)	No. of Patients Enrolled
Treatment and Two-Year Follow-Up Completed

Phase 1/2	Dose-ranging	Oxford (U.K.)	14

Phase 2	Proof of concept	Alberta (Canada)	6

		Miami (United States)	6

		Tubingen (Germany)	6

		TOTAL	32

Phase 1/2 Oxford Trial and Phase 2 Investigator-Sponsored Clinical Trials, or ISTs

Across four ISTs, a total of 32 patients have been treated with NSR-REP1 and have completed at least two-years of follow-up after initial treatment. In January 2014, the positive initial six-month proof-of-concept efficacy and safety data from the first cohort of six patients in a Phase 1/2 open-label, dose-escalation, single-eye IST conducted at the University of Oxford, or the Oxford Trial, were published in The Lancet. Additional data supporting the long-term durability of up to five years of treatment effect in the first cohort in the Oxford Trial was published in the New England Journal of Medicine in April 2016 and Nature Medicine in October 2018.

The results from the first cohort of six patients treated in the Oxford Trial indicated NSR-REP1 was generally well tolerated. Five patients received the intended low dose of approximately 1.0 × 1010 genome particles, or gp, while the sixth patient received a sub-therapeutic dose due to the surgeon’s concern about stretching this patient’s already thin retina. After one-year of follow-up, visual acuity either improved or returned to within five ETDRS letters, or one line, of baseline for all five patients who received the intended dose of NSR-REP1. We consider this type of sustained maintenance in visual acuity to be clinically meaningful in an otherwise degenerative disease like CHM. Further, at one-year post-treatment, we observed that one of the five patients gained 22 ETDRS letters, or four lines, and another patient gained 16 ETDRS letters, or three lines, in visual acuity. At five years post-treatment of this first cohort, we further observed that the duration of response following a single injection of NSR-REP1 was maintained in all five patients, consistent with the 42-month data published in April 2016.

Based on the initial positive efficacy and safety data generated from the Oxford Trial, a second cohort of eight patients was treated at the University of Oxford with a ten-fold higher dose of approximately 1.0 × 1011 gp of NSR-REP1, which we refer to as the high dose for purposes of our clinical development of NSR-REP1.

Over the entire group of 14 patients treated in the Oxford Trial, after two years of follow-up the median visual acuity improved by 4.5 letters in the treated eyes compared with a loss of 1.5 letters in the untreated eyes. At the last follow up (ranging from two to five years), we observed that visual acuity had been maintained or increased in all 12 treatment eyes that had received gene therapy as per protocol, compared with only four of the 12 untreated eyes.

Subsequent to the Oxford Trial, three other investigator-sponsored, open-label, single-center, single-eye Phase 2 clinical trials were initiated in the United States, Canada and Germany treating six patients at each clinical site. In these three additional clinical trials, patients were treated with the same high dose of NSR-REP1 as was used to treat the second cohort in the Oxford Trial.

The chart below shows a retrospective analysis of the data for patients treated with NSR-REP1 in the four ISTs and untreated patients completing the last-follow-up visit in the NIGHT study, which study is further described below. The chart indicates that only two of the 26 patients, or 8%, who received the high-dose of NSR-REP1 in the ISTs experienced a loss in visual acuity of five or more ETDRS letters at the two-year follow-up period. Across the patients in both the high-dose and low-dose groups who received the intended dose of NSR-REP1 in the four ISTs, only three of the 31 patients, or 10%, experienced a loss in visual acuity of five or more ETDRS letters at the two-year follow-up period. By comparison, in the NIGHT study, we observed that 68 out of the 308 eyes assessed, or 22%, experienced a loss in visual acuity of five or more ETDRS letters at the 20-month follow-up period. In the NIGHT study, the last evaluable time point is 20 months and some patients were eligible to have both of their eyes assessed based on the entry visual acuity criteria.

In addition to the effects on maintenance of vision observed after treatment with NSR-REP1, as mentioned above, some patients achieved gains in visual acuity of greater than 15 ETDRS letters. We refer to these patients as hyper-responders. The following graph shows that the treatment effect observed for the five hyper-responders treated with NSR-REP1 in our ISTs was observed as early as one month after treatment and that the benefit was generally maintained from three months after treatment to at least five years post-treatment, which is currently the longest evaluable follow-up time point available. In patient B below, the decline in visual acuity observed at 1.5 years was due to vitrectomy-related cataract formation. Following a routine cataract extraction performed prior to this 1.5 year follow-up time point, patient B’s visual acuity improved in a manner consistent with the other treated patients in the clinical trial.

To further investigate the subset of patients most likely to generate a hyper-response, we classified the 32 patients from the four ISTs into three groups based on their baseline visual acuity ranges. These ranges are based on standard ophthalmology diagnosis codes:

▪

Mild Visual Acuity Loss to Normal Vision—Patients with greater than 73 ETDRS letters of visual acuity (better than 20/40 vision): This group (n=12 patients) includes patients who are within 15 ETDRS letters of 20/20 vision and, therefore, cannot gain the required 15 ETDRS letters due to a ceiling effect.

▪

Moderate to Severe Visual Acuity Loss—Patients between 34 and 73 ETDRS letters of visual acuity (20/40-20/200 vision): This group (n=19 patients) includes patients whose visual acuity is at least 15 letters below normal vision and are most likely to have sufficient viable residual tissue to treat.

▪

Severe to Profound Vision Loss—Patients with less than 34 ETDRS letters of visual acuity (worse than 20/200 vision): This group (n=1 patient) corresponds to the criteria for legal blindness in most jurisdictions and represents a stage of advanced CHM where sub-retinal surgery is extremely challenging.

The greatest proportion of hyper-responders was observed in patients with a Moderate to Severe Visual Acuity Loss classification. At one-year follow-up after treatment, four out of 19 treated patients in this group, or 21%, experienced a gain in visual acuity of at least 15 ETDRS letters from baseline as compared to 1% of all untreated patients in the NIGHT study. These results, if observed in a randomized, controlled clinical trial, would represent a p-value of 0.001. P-value is a conventional statistical method for measuring the statistical significance of clinical trial results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance. The 20% differential between the rate of hyper-responders in the four ISTs and the rate of hyper-responders in the NIGHT study is comparable to that observed in clinical trials for other FDA-approved retinal therapies. Based on these efficacy results, our understanding of the progression of CHM and our experience treating CHM patients, we selected patients with a Moderate to Severe Visual Acuity Loss classification as the target population for our ongoing STAR Phase 3 registrational trial and we have designed the STAR trial to allow these findings to be replicated in a prospective, randomized, controlled clinical trial setting.

Natural History Observational Studies

We are conducting a prospective, natural history observational study in CHM called the NIGHT study and have enrolled over 300 CHM patients. The NIGHT study provides important evidence regarding the disease state and rate of progression in untreated patients and provides a benchmark against which to compare the effects of NSR-REP1, which is also expected to provide valuable insights supporting pre-commercial activities. In the NIGHT study, we observed that 68 out of the 308 eyes assessed, or 22%, experienced a loss in visual acuity of five or more ETDRS letters at the 20-month follow-up period. In the NIGHT study, the final evaluable time point is 20 months and some patients were eligible to have both of their eyes assessed based on the entry visual acuity criteria. We are recruiting participants for our Phase 3 STAR trial primarily from the NIGHT study to significantly accelerate enrollment in the STAR trial from this well-characterized patient population.

We are also planning a longer-term observational study in CHM called the ULYSSES study. Patients characterized in the NIGHT study will be transitioned to the ULYSSES study and followed long-term. We expect these data to support potential future payer and regulatory interactions.

RMAT Designation

In June 2018, the FDA granted RMAT designation to NSR-REP1 based on clinical data supporting the maintenance and improvement of visual acuity from the four completed ISTs in CHM patients treated with NSR-REP1 and disease progression in untreated patients in the ongoing NIGHT study. Established under the 21st Century Cures Act, the RMAT designation is an expedited program for the advancement and approval of regenerative medicine products. A regenerative medicine is eligible for this designation if it is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation allows companies developing regenerative medicine and gene therapies to work more closely and frequently with the FDA and grants all of the benefits of breakthrough therapy designation, as further described below under “—Government Regulation,” including eligibility for priority review, rolling review, and accelerated approval.

STAR Phase 3 Registrational Trial

In March 2018, we announced the initiation of our Phase 3 STAR registrational trial of NSR-REP1 in CHM. The trial is designed to study the safety and efficacy of NSR-REP1 in patients with a diagnosis of CHM due to REP1 mutations, as confirmed by genetic testing. The primary endpoint of the STAR trial is to measure the proportion of patients with an improvement of at least 15 ETDRS letters from baseline in visual acuity at 12 months post-treatment. Secondary endpoints include both anatomical and functional endpoints of efficacy and safety similar to the endpoints assessed in earlier clinical trials for NSR-REP1.

In the STAR trial, we intend to enroll approximately 160 patients across 18 clinical sites in the United States, Europe, Canada and South America, of which six sites are surgical centers. In order to be eligible to enter the STAR trial, patients must have a Moderate to Severe Visual Acuity Loss classification. The eligible patients will be randomized into one of three study arms: 64 patients receiving a high-dose NSR-REP1 in one eye (1.0 × 1011  gp); 32 patients receiving a low-dose NSR-REP1 in one eye (1.0 × 1010 gp); and 64 patients in an untreated, no-sham parallel-control arm. The primary endpoint will be assessed by comparing patients in the high-dose treatment arm with patients in the control arm. We are primarily recruiting patients in the STAR trial from the NIGHT study to significantly accelerate Phase 3 enrollment from this well-characterized patient population.

The following chart summarizes the design of the STAR Phase 3 registrational trial:

We designed the STAR trial, including the statistical analyses, based on data from patients treated with NSR-REP1 in our earlier clinical trials and ISTs and untreated patients from our NIGHT study. The doses in the STAR trial are equivalent to those studied in the earlier Phase 1/2 and Phase 2 ISTs. To achieve a statistical significance level of p≤0.05, between six and ten patients out of the 64 patients in the high-dose group, or 9% to 16% (assuming zero and two responses from patients in the control arm, respectively), will need to meet the primary endpoint criteria of a 15-letter improvement in visual acuity. This result would compare favorably to the 21% of patients who met the same criteria in the subgroup of the Phase 1/2 and Phase 2 ISTs previously conducted.

Safety Observations from Completed Clinical Trials of NSR-REP1

As of the date of this Annual Report, available clinical data from the 32 treated patients in the completed ISTs indicates that NSR-REP1 was generally well tolerated. The safety profile in the completed ISTs is consistent with that of surgical vitrectomy procedures generally and what has been observed in clinical trials of other ocular gene therapies. Adverse events of varying severity and duration related to the vitrectomy procedure or drug have been observed in the completed ISTs such as retinal changes, intraocular inflammation and visual disturbances, which generally resolved within one week after surgery. The adverse events observed in our ongoing clinical trials of NSR-REP1 have also generally been consistent with the adverse events seen in the completed ISTs and other ocular gene therapy trials.

Two serious adverse events have been reported in the completed ISTs. One of these events was not ocular in nature and was determined to be unrelated to treatment with NSR-REP1, but rather related to a gas bubble in the surgical tubing. The other patient experienced intraocular inflammation, requiring additional treatment with oral steroids. This transient inflammation was determined to be possibly related to treatment with NSR-REP1.

Other Clinical Programs of NSR-REP1 in CHM

NSR-REP1 is also currently being studied in the REGENERATE trial, an open-label, exploratory, single-eye Phase 2 clinical trial intended to enroll up to 30 patients with an early-stage diagnosis of CHM. NSR-REP1 is also currently being studied in an ongoing Phase 2 clinical trial known as the GEMINI trial to evaluate the safety of bilateral administration of a single dose of NSR-REP1 in both eyes of approximately 60 CHM patients, including patients added to the STAR and IST trials. These data are intended to support discussions with payers and regulators.

Summary of Additional Clinical Trials Required For Regulatory Submissions

If the results of the STAR trial confirm the efficacy observed to date, we intend to submit a biologics license application, or BLA, to the FDA for the approval of NSR-REP1 for the treatment of CHM in the United States and a marketing authorization application, or MAA to the EMA for approval in the European Union.

Based on our interactions with the FDA and EMA, we believe that, in addition to the successful completion of the STAR trial, we will also need to collect five-year follow-up data, which may be completed on a post-marketing basis, for all treated CHM patients to evaluate the long-term safety and efficacy of a sub-retinal injection of NSR-REP1.

FDA guidelines generally require multiple Phase 3 clinical trials in support of a BLA but provide that a single registrational trial may be appropriate in some circumstances. We have designed the STAR trial for it to be the only Phase 3 trial required to support a potential BLA for NSR-REP1. However, it is possible that the FDA or EMA may require that we treat additional patients or initiate or complete additional clinical trials and preclinical studies before considering our BLA or MAA, respectively, for approval.

NSR-RPGR for the Treatment of XLRP

NSR-RPGR, is in Phase 2/3 clinical development for the treatment of X-linked retinitis pigmentosa, or XLRP, in a clinical trial known as XIRIUS. The XIRIUS trial consists of an open-label, Phase 1 dose escalation study followed by a Phase 2/3 expansion study. Enrollment of the Phase 1 dose escalation study in the XIRIUS trial was completed in August 2018, consisting of six cohorts of three patients each for a total of 18 adult patients. On September 22, 2018, we announced positive preliminary safety and efficacy data from the XIRIUS trial for the first five cohorts (combined n=15) of the dose escalation study at the EURETINA medical meeting. The Phase 2/3 expansion study in the XIRIUS trial is currently ongoing.

We have received orphan drug designation from the FDA in the United States and from the EMA in the European Union for NSR-RPGR for the treatment of XLRP. We received Fast Track designation from the FDA for NSR-RPGR in November 2018.

XLRP Disease Overview

XLRP, a form of retinitis pigmentosa, is a rare inherited X-linked recessive genetic retinal disorder primarily affecting males. The disease is characterized by a lack of protein transport that leads to a loss of photoreceptors, resulting in rapid disease progression and severe retinal dysfunction. Approximately 70% of XLRP cases are due to variants in the genes responsible for the production of RPGR. RPGR is involved in the transport of proteins necessary for the maintenance of photoreceptor cells. Loss of RPGR function in the retinal cells causes the progressive loss of rod and cone photoreceptors, leading to the loss of vision experienced by patients. The estimated worldwide prevalence of XLRP due to RPGR variants is approximately one in 40,000 people, which implies approximately 17,000 patients in the United States and the five major European markets. There are no known treatments currently available for XLRP.

The onset, progression, severity and clinical manifestations of XLRP vary from patient to patient. Typically, male patients first experience increasing symptoms of night blindness in the first decade, followed by a narrowing of their peripheral vision, and progressive loss of central vision in the patient’s second or third decade. Legal or total blindness commonly occurs when the patient reaches his forties.

Assessing Changes in Retinal Sensitivity: Microperimetry

Microperimetry measures changes in visual function by gauging the ability to detect varying levels of light stimulus projected across the macula, the central part of the retina responsible for visual acuity. In the XIRIUS trial, microperimetry was measured on a grid of 68 points across the macula. Each of the 68 points, or loci, has a corresponding decibel, or dB, score that describes the intensity of the light stimulus that was detected by the patient. The stimulus range varies between 0 dB, or the brightest stimulus the instrument can produce, and 36 dB, or the faintest stimulus. Comparisons are made to baseline measurements in the treated eye as well as in comparisons to untreated eyes in the untreated control group.

Our Solution: NSR-RPGR for XLRP

NSR-RPGR is comprised of a standard AAV8 vector containing codon-optimized cDNA that is designed to produce full-length, fully functional human RPGR protein inside the eye. We have developed a codon-optimized gene that features higher RPGR protein expression levels than with a wild-type RPGR coding sequence. In addition, codon optimization provides greater sequence stability, which results in the consistent production of an identical protein product. NSR-RPGR is designed to produce RPGR-ORF15, the form of RPGR preferentially expressed in the retina.

Based on preclinical findings indicating the potential for safety and efficacy with a significant rescue of photoreceptors, we believe NSR-RPGR has the ability to slow or stop retinal degeneration of photoreceptors and to restore or maintain vision in patients affected by these mutations. In two mouse models of XLRP in which the mice lacked RPGR-ORF15 expression in the retina, treatment with NSR-RPGR resulted in a statistically significant rescue of photoreceptor cell function in the treated eyes, but not in the untreated eyes. A single treatment in both eyes of wild-type mice with NSR-RPGR indicated a favorable safety profile, without inducing any toxic effects.

Clinical Development of NSR-RPGR

Phase 1 Dose Escalation Study in the XIRIUS Clinical Trial

As part of the XIRIUS trial, we are conducting a Phase 1, open-label, dose-ranging, multicenter, single-eye clinical study to evaluate the safety and efficacy of NSR-RPGR for the treatment of XLRP in patients with the RPGR mutation. Enrollment of the dose escalation study in the XIRIUS trial was completed in August 2018, consisting of six cohorts of three patients each for a total of 18 adult patients. Patients were enrolled in both the United States and the United Kingdom. Each patient in the trial received a single sub-retinal injection of NSR-RPGR. Doses ranged from 5 × 109  gp in cohort 1 up to 5 × 1011 gp in cohort 6.

On September 22, 2018, we announced positive preliminary safety and efficacy data from the XIRIUS trial for the first five cohorts (combined n=15) of the dose escalation study at the EURETINA medical meeting. Data were presented for each of cohorts 1 through 5 from the one-month follow-up, the latest clinical timepoint for which the complete set of safety and efficacy data was available for all patients. In addition, microperimetry data were presented for cohort 3 through the six-month follow-up visit.

Microperimetry

The chart below provides a retrospective analysis of the results from the Phase 1 dose escalation study at one month, including cohort 6, which became available subsequent to the EURETINA medical meeting. At the one-month follow-up after treatment with NSR-RPGR, all three patients in cohort 3 (5 × 1010 gp), one of three patients in cohort 4 (1 × 1011 gp), one of three patients in cohort 5 (2.5 × 1011 gp), and one of three patients in cohort 6 (5.0x1011 gp) experienced an improvement in microperimetry. A responder has been defined based on interactions with the FDA as an increase of at least 7 dB across at least 5 discrete loci in the central area of the 68-point microperimetry grid. Among the patients in cohorts 4 and 5, improvements in microperimetry in the treated eyes were observed in those patients receiving a second course of steroids. The patients with microperimetry gains also reported subjective visual field improvements in their treated eyes. The safety data and efficacy signals observed in the higher dose groups provided the basis for an early clinical proof of concept for the XIRIUS trial to progress to the Phase 2/3 expansion study further described below.

* The retrospective analysis is based on difference in sensitivities between baseline and one-month follow-up. A responder has been defined as an increase of at least 7 dB across at least 5 discrete loci in the central area of the 68-point microperimetry grid. One patient in cohort 2 was excluded from the analysis because triplicate testing was not performed at baseline.

Ellipsoid Zone (EZ)

Ellipsoid zone, or EZ, measurements use optical coherence tomography to quantify the extent of undamaged photoreceptors remaining in the retina. No significant decreases in EZ from baseline were observed in patients enrolled in the dose escalation trial through the last follow-up visit for which data were available (ranging from one month in cohort 5 to 12 months in cohort 1). Due to the advanced stage of disease of patients enrolled in this dose escalation study, only three patients (one in cohort 2, one in cohort 5 and one in cohort 6) had a measurable baseline EZ that extended beyond the central 5 degrees of the macula. Prior natural history studies have shown that significant changes in EZ may require at least 1 year to 1.5 years to be detected, with follow-up visits on an annual basis being sufficient to detect progression. We are enrolling patients into the expansion study with higher measurable baseline EZ to allow assessment and correlation of this anatomical endpoint with functional improvements in microperimetry.

Visual Acuity (VA)

VA was assessed in patients enrolled in the dose escalation trial using the clinically validated vision test chart developed for the Early Treatment of Diabetic Retinopathy Study, known as ETDRS. The mean baseline VA for treated eyes in patients in cohorts 1 through 6 ranged from 28 letters to 71 letters, while the mean baseline VA for untreated eyes ranged from 57 letters to 75 letters, respectively. Despite undergoing macular detachment, mean visual acuity recovered from 57.2±4.3 letters at baseline to 57.3±3.8 by month 1.

Safety Observations from Phase 1 Dose Escalation Study in the XIRIUS Clinical Trial

Available safety data from the 18 treated patients in the Phase 1 study indicates that NSR-RPGR was generally well-tolerated. The safety profile in the dose escalation study is generally consistent with that of surgical vitrectomy procedures and what has been observed in clinical trials of other ocular gene therapies. No serious adverse events related to treatment were reported and no early discontinuations or dose limiting toxicity were observed. Mild drug-related inflammation that potentially dampened efficacy was seen in the treated eyes of cohorts 4 through 6, with treatment efficacy observed to have been rescued in a patient who received additional steroid treatment.

Adverse events of varying severity and duration related to the vitrectomy procedure or drug have been observed in the dose escalation study such as retinal changes, intraocular inflammation and visual disturbances.

Phase 2/3 Expansion Study in the XIRIUS Clinical Trial

The ongoing Phase 2/3 expansion study is designed to evaluate the safety and efficacy of NSR-RPGR in patients with a diagnosis of XLRP due to RPGR mutations, as confirmed by genetic testing. The primary efficacy endpoint will evaluate changes in retinal sensitivity following treatment with NSR-RPGR. Secondary endpoints include both anatomical and functional endpoints of efficacy and safety similar to those evaluated in the dose escalation study as well as exploratory efficacy endpoints such as mobility maze assessments.

We expect that approximately 45 patients across surgical centers in both the United States and the United Kingdom will be enrolled. The eligibility criteria for the expansion study include patients with functional impairment as measured by microperimetry and the presence of viable photoreceptors as indicated by ellipsoid zone measurements on optical coherence tomography. Patients will be randomized on a masked basis into one of three study arms: approximately 15 patients receiving a high-dose of NSR-RPGR in one-eye (2.5 × 1011 gp); approximately 15 patients receiving a low-dose of NSR-RPGR in one-eye (5 × 1010 gp); and approximately 15 patients receiving no treatment (no-sham, parallel control arm). The two treatment groups correspond to doses used in cohorts 5 and 3 of the dose escalation study, respectively. Dose selection was based on an overall risk-benefit assessment. The dose corresponding to cohort 6 did not demonstrate additional therapeutic benefit when compared to the dose corresponding to cohort 5. A standardized eight-week steroid regimen is included to maximize any potential treatment benefit.

XOLARIS Natural History Observational Study

We are conducting a prospective, natural history observational study, which we refer to as the XOLARIS study, to better understand the progression of untreated XLRP in up to approximately 150 patients. We also believe the study will assist us in identifying a pool of well-characterized patients for subsequent clinical trials of NSR-RPGR.

NSR-ABCA4 for the Treatment of Stargardt Disease

Our retinal gene therapy product candidate, NSR-ABCA4, is in preclinical development for the treatment of Stargardt disease in patients with mutations in the gene encoding ATP-binding cassette, sub-family A member 4, or ABCA4. Stargardt disease is the most common form of inherited juvenile macular dystrophy, with a prevalence estimated to be approximately one in 10,000 people. The form of Stargardt disease we are targeting is an autosomal recessive disease that is linked to mutations in the ABCA4 gene that are inherited from both parents of an affected individual. The progressive central vision loss associated with Stargardt disease is caused by the degeneration of photoreceptor cells in the central portion of the retina called the macula. Stargardt disease typically develops during childhood and adolescence and can lead to blindness in patients by their twenties. There are no treatments currently available for Stargardt disease.

Due to the large size of the ABCA4 cDNA, we have developed a dual vector approach to address the size limitations associated with the AAV packaging capacity based on optimizing the length of DNA overlap between the two vectors. In mouse models of Stargardt disease, NSR-ABCA4 has shown expression of full length ABCA4 protein in photoreceptor outer segments, leading to a significant reduction in toxic metabolic byproducts associated with Stargardt disease. These preclinical results were published in Human Gene Therapy in December 2018.

Collaborations and License Agreements

Oxford University Innovation Limited

In November 2013, we entered into a license agreement with Oxford. We refer to this agreement, as amended to date, as the 2013 Oxford Agreement. Under the 2013 Oxford Agreement, we acquired an exclusive worldwide license, with the right to grant sublicenses, to develop, research, make, import, use, sell, lease, license or otherwise commercially exploit products, including NSR-REP1, covered by the patents and know-how relating to vectors for use in gene therapy for CHM licensed under the 2013 Oxford Agreement for any and all uses.

Pursuant to the 2013 Oxford Agreement, we are required to use reasonable endeavors to develop, exploit and market licensed products in accordance with the development plan included therein, material modifications to which require Oxford’s consent. Our exclusivity is subject to certain retained rights of Oxford and other third parties to use the licensed technology for academic and research purposes. Upon our entry into the 2013 Oxford Agreement, we paid Oxford a signing fee of $78,000 and $68,000 to cover prior patent costs related to the patent rights subject to the 2013 Oxford Agreement. We are obligated to pay Oxford development and commercial milestone fees of up to an aggregate of £375,000 upon the achievement of specified milestones related to patent approvals, regulatory approvals and revenue achievement, as well as a mid-single-digit percentage of specified revenues received from sublicensees and a low single-digit royalty on annual net sales, subject to specified minimum royalty payments.

We may terminate the 2013 Oxford Agreement at any time upon two months’ written notice. Oxford may terminate the 2013 Oxford Agreement if we seek to challenge the validity of the licensed patents or if we become bankrupt. Either party may terminate the 2013 Oxford Agreement upon written notice if the other party fails to cure a material breach, subject to notice requirements and specified exceptions. Absent early termination, the 2013 Oxford Agreement will continue until November 13, 2033 or, if earlier, the later of expiration of the last to expire patent right subject to the 2013 Oxford Agreement or the lapse of market exclusivity in all countries throughout the world.

Additionally, in November 2015, we entered into five separate license agreements with Oxford, under which we acquired exclusive worldwide licenses, with the right to grant sublicenses, to develop, research, make, import, use, sell, lease, license or otherwise commercially exploit products, including NSR-RPGR, NSR-BEST1 and three other preclinical gene therapy product candidates, covered by the licensed patents and know-how relating to gene therapy for any and all uses.

Pursuant to the license agreement with Oxford relating to NSR-RPGR, which we refer to as the 2015 Oxford Agreement, we are required to use reasonable efforts to develop, exploit and market licensed products in accordance with the development plan included therein, material modifications to which require Oxford’s consent. Our exclusivity under the 2015 Oxford Agreement is subject to certain retained rights of Oxford and other third parties to use the licensed technology for academic and research purposes. Upon our entry into the 2015 Oxford Agreement, we paid Oxford a signing fee of $115,000 and $2,000 to cover prior patent costs related to the patent rights subject to the 2015 Oxford Agreement. We are obligated to pay Oxford annual maintenance fees until we file for regulatory approval for our first product candidate and payments upon the achievement of specified development and commercial milestones, as well as a high single-digit percentage of specified revenues received from sublicensees, and a low single-digit royalty on annual net sales, subject to an additional high single-digit royalty, not to exceed £2.0 million per product, for aggregate net sales in excess of a specified threshold. Under the 2015 Oxford Agreement, the aggregate potential development, regulatory and commercial milestone payments are approximately £2.2 million.

We may terminate the 2015 Oxford Agreement at any time upon two months’ written notice. Oxford may terminate the 2015 Oxford Agreement if we seek to challenge the validity of the licensed patents or if we become bankrupt. Either party may terminate the 2015 Oxford Agreement upon written notice if the other party fails to cure a material breach, subject to notice requirements and specified exceptions. Absent early termination, the 2015 Oxford Agreement will continue until November 5, 2035 or, if earlier, the later of expiration of the last to expire patent right subject to the 2015 Oxford Agreement or lapse of market exclusivity in all countries throughout the world.

In October 2017, we entered into an additional license agreement with Oxford, which we refer to as the 2017 Oxford Agreement, under which we acquired an exclusive worldwide license, with the right to grant sublicenses, to develop, research, make, import, use, sell, lease, license or otherwise commercially exploit gene therapy products, including NSR-ABCA4, for the treatment of Stargardt disease.

Pursuant to 2017 Oxford Agreement, we are required to use reasonable efforts to develop, exploit and market licensed products in accordance with the development plan included therein, material modifications to which require Oxford’s consent. Our exclusivity under the 2017 Oxford Agreement is subject to certain retained rights of Oxford and other third parties to use the licensed technology for academic and research purposes. Upon our entry into the 2017 Oxford Agreement, we paid Oxford a signing fee of £100,000. We are obligated to pay Oxford annual maintenance fees and payments upon the achievement of specified development and commercial milestones, sales milestones based on the first achievement of predefined sales thresholds, as well as a high single-digit percentage of specified revenues received from sublicensees, and a low single-digit royalty on annual net sales. Under the 2017 Oxford Agreement, the aggregate potential development, regulatory, commercial and sales milestone payments are up to approximately £22.7 million.

We may terminate the 2017 Oxford Agreement at any time after the third anniversary of its execution date upon two months’ written notice. Oxford may terminate the 2017 Oxford Agreement if we seek to challenge the validity of the licensed patents or if we become bankrupt. Either party may terminate the 2017 Oxford Agreement upon written notice if the other party fails to cure a material breach, subject to notice requirements and specified exceptions. Absent early termination, the 2017 Oxford Agreement will continue until October 12, 2037 or, if earlier, the later of expiration of the last to expire patent right subject to the 2017 Oxford Agreement or lapse of market exclusivity in all countries throughout the world.

Oxford BioMedica (UK) Limited

In December 2013, we entered into a license agreement with Oxford BioMedica (UK) Limited, or BioMedica, which we refer to as the BioMedica Agreement. Under the BioMedica Agreement, we acquired a non-exclusive license in the United States to manufacture, use, supply, sell, offer to sell, store, develop, research and import certain AAV products for the treatment of CHM, with the right to grant sublicenses to development partners.

Pursuant to the BioMedica Agreement, we are required to use commercially reasonable efforts to manufacture, sell and supply AAV products developed using the intellectual property licensed under the BioMedica Agreement in the United States. Upon our entry into the BioMedica Agreement, we paid BioMedica a signing fee of $100,000. We are obligated to pay BioMedica a low six-figure fee upon the grant of a sublicense to a development partner, a development milestone payment of $100,000 upon the grant by the FDA of marketing approval for an AAV product for the treatment of CHM, a low- to mid-single digit percentage of specified revenues received from development partners that are sublicensees and a low single-digit royalty on annual net sales in the United States.

We may terminate the BioMedica Agreement at any time upon one month’s written notice. BioMedica may terminate the BioMedica Agreement if we seek to challenge the validity of the licensed patents. Either party may terminate the BioMedica Agreement immediately upon written notice if the other party becomes bankrupt or fails to cure a material breach, subject to notice requirements and specified exceptions. Absent early termination, the BioMedica Agreement will continue until the expiration of the last to expire patent granted to us under the BioMedica Agreement.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and our product candidates that are important to the development and implementation of our business.

As of December 31, 2018, our intellectual property portfolio consisted of one granted U.S. patent, 17 pending U.S. patent applications, two pending international PCT applications, five granted foreign patents and 51 pending foreign applications. These patent applications include claims directed to methods for treating CHM using NSR-REP1 compositions and to methods for treating retinitis pigmentosa using NSR-RPGR compositions, with expected expiry dates not earlier than between 2032 and 2036.

CHM

Our CHM intellectual property portfolio includes a family of patent applications licensed from Oxford University Innovation Limited (formerly Isis Innovation Limited), or Oxford. Worldwide filings include national phase applications in the United States, Australia, Brazil, Canada, China, the European Patent Convention (with a registration in Hong Kong based on this filing), Israel, Japan, the Republic of Korea, Mexico, New Zealand and Singapore. Claims to NSR-REP1 product and methods of treating CHM have been granted in Australia and claims to the use of NSR-REP1 to treat CHM have been granted in the United States, Europe and Singapore. All pending applications are currently under substantive examination. The U.S. and foreign filings in this family claim priority to a common international PCT application and, if issued, have expected expiry dates not earlier than 2032.

We own a PCT application drawn to potency assays for CHM gene therapy based on the administration of NSR-REP1 compositions. Worldwide filings include national phase applications in the United States, Australia, Canada, China, the European Patent Convention (with a registration in Hong Kong), Japan, the Republic of Korea and Singapore. National phase applications claiming priority to this PCT application, if issued, are expected to have expiry dates not earlier than 2037. We jointly own an unpublished PCT application also drawn to potency assays for CHM gene therapy based on the administration of NSR-REP1 compositions. This PCT application is due to enter the national phase in the spring of 2020. National phase applications claiming priority to this PCT application, if issued, are expected to have expiry dates not earlier than 2038.

XLRP

Our XLRP intellectual property portfolio includes a family of patent applications licensed from Oxford. Worldwide filings include national phase applications in the United States, Australia, Brazil, Canada, China, the European Patent Convention (with a registration in Hong Kong), Israel, India, Japan, the Republic of Korea, Mexico, New Zealand, Russia and Singapore. National phase applications claiming priority to this PCT application, if issued, are expected to have expiry dates not earlier than 2036. The pending claims of this PCT application are drawn to products comprising NSR-RPGR and methods of use of NSR-RPGR for treating or preventing retinitis pigmentosa, including XLRP.

We own a U.K. patent application drawn to RGPR sequence variants and methods of use of these variants for treating or preventing retinitis pigmentosa, including XLRP. This U.K. priority application was converted into an international PCT application in March 2018. National phase applications claiming priority to this PCT application, if issued, are expected to have expiry dates not earlier than 2038.

Stargardt Disease

Our intellectual property portfolio for Stargardt disease includes a family of patent applications licensed from Oxford. Worldwide filings include national phase applications in the United States, Australia, Brazil, Canada, China, the European Patent Convention (with an anticipated registration in Hong Kong), Israel, India, Japan, the Republic of Korea, Mexico, New Zealand, Russia and Singapore. National phase applications claiming priority to this PCT application, if issued, are expected to have expiry dates not earlier than 2037. The pending claims of this PCT application are drawn to products comprising NSR-ABCA4 and methods of use of NSR-ABCA4 for treating or preventing Stargardt disease.

We jointly own with Oxford a family of U.S. provisional applications drawn to additional ABCA4 sequence constructs and methods of use of these constructs for treating or preventing Stargardt disease. This family of U.S. provisional applications will be converted into an international PCT application in April 2019. National phase applications claiming priority to this PCT application, if issued, are expected to have expiry dates not earlier than 2039.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our collaborators and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future product candidates may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For more information, see “Risk Factors—Risks Related to Our Intellectual Property.”

Competition

The biotechnology and pharmaceutical industries, including the gene therapy field, are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions.

We are aware of a number of companies focused on developing gene therapies in various indications, including Abeona Therapeutics Inc., Adverum Biotechnologies Inc., Allergan plc, Applied Genetic Technologies Corporation (AGTC), Audentes Therapeutics, Inc., Avalanche Biotechnologies, Inc., AveXis, Inc., Biogen Inc., bluebird bio, Inc., Editas Medicine, Inc., 4D Molecular Therapeutics, GenSight Biologics S.A., Homology Medicines, Inc., Horama, S.A., Janssen Pharmaceuticals, Inc., Limelight Bio, Inc., MeiraGTx Limited, Ophthotech Corporation, Oxford Biomedica plc, ProQR Therapeutics N.V., REGENXBIO Inc., the Roche Group, Sanofi S.A., Shire plc, Spark Therapeutics Inc., Ultragenyx Pharmaceuticals, Inc. and uniQure N.V., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

For our specific retinal gene therapy product candidates, the main competitors in clinical development include:

▪

Choroideremia: Spark Therapeutics is developing SPK-7001, an AAV-based gene therapy for the treatment of CHM, and is currently conducting its first Phase 1/2 clinical trial. 4D Molecular Therapeutics LLC, Roche and Biogen also have preclinical programs in CHM and we believe may be planning to initiate clinical trials in the indication in the next 12 months. On February 25, 2019, The Roche Group announced that it entered into a definitive merger agreement to acquire Spark Therapeutics.

▪

X-linked Retinitis Pigmentosa: MeiraGTx, Janssen and AGTC are developing AAV-based gene therapies for the treatment of XLRP and we believe REGENXBIO and other companies may be planning to initiate clinical trials in the future. AGTC and Biogen have published both a stable mutant and a codon-optimized gene capable of producing functional RPGR.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

Sales and Marketing

We hold worldwide commercialization rights to all of our product candidates. Subject to receiving marketing approval, we intend to independently pursue the commercialization of NSR-REP1 in the United States and Europe by building a focused sales and marketing organization in these geographies. We believe that such an organization will be able to address the community of physicians who are key specialists in treating the patient populations for which our product candidates are being developed.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Outside of the United States and Europe, we may pursue the approval and commercialization our product candidates either independently or in collaboration with others.

Manufacturing

We believe our current contract manufacturing organizations, or CMOs, will be able to fully meet our current clinical trial needs, including for our STAR Phase 3 registrational trial, and anticipated future commercial demand for NSR-REP1 in a cost-effective manner, removing the risk typically associated with clinical to commercial scale-up. NSR-REP1 is manufactured using triple transfection of adherent human embryonic kidney 293 cells followed by density gradient centrifugation and chromatographic purification. These process steps have been used successfully to manufacture other gene therapy candidates that have been tested or are currently being tested in other clinical trials being conducted by other companies. We have introduced process improvements to make the production and purification processes more robust and compliant with regulatory authority requirements for our Phase 3 clinical trial for NSR-REP1. These improvements included modifications to the master cell bank, transfection agents, plasmid design, chromatography reagents and filtration. In addition, to provide regulatory authorities with additional data on control and monitoring of the NSR-REP1 process and final product, we increased the frequency of in-process testing and the number of quality control release assays. We believe we have alignment with regulators on our cGMP manufacturing process, panel of analytical methods, assay qualifications/validation plans and comparability protocol to support the STAR trial, as well as the potential commercialization of NSR-REP1. Clinical drug supply of NSR-REP1 for our ISTs to date and of NSR-RPGR for our Phase 1 clinical trial was manufactured by the Viral Vector Core and Clinical Manufacturing Facility of the Nationwide Children’s Hospital, or NCH, in compliance with cGMP.

We also believe our CMOs have sufficient capacity to meet demand for our pipeline of retinal gene therapy product candidates for our future clinical trials and anticipated commercial demand. Additionally, we will work with our CMOs to develop and validate manufacturing process improvements that may increase the productivity, compliance and efficiency of our manufacturing technology employed in the existing process and to reduce risk in our manufacturing supply chain.

Government Regulation

In the United States, the FDA regulates biologic products including gene therapy products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biologic products. Investigational new drug applications, or INDs, to the FDA are required before conducting human clinical testing of biologic products. Additionally, each clinical trial protocol for a gene therapy product candidate is reviewed by the FDA and, in limited instances the U.S. National Institutes of Health, or the NIH, through its Recombinant DNA Advisory Committee, or RAC. FDA approval also must be obtained before marketing of biologic products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissue and Advanced Therapies and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. CBER works closely with the NIH and the RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. Although the FDA has only approved a limited number of human gene therapy products for sale, it has provided guidance for the development of gene therapy products. This guidance includes a growing body of guidance documents on Chemistry, Manufacturing and Controls, or CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products.

Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products or product candidates are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Biologic Products Development Process

Although certain human cellular and tissue-based products that meet specified criteria are regulated solely under section 361 of the Public Health Service Act and are not subject to premarket approval requirements, FDA has determined that gene therapy products do not meet those criteria and thus are subject to approval as biological products under section 351 of the PHSA.  Consequently, our gene therapy product candidates must be approved by the FDA before they may be legally marketed in the United States. The process required by the FDA before a biologic product candidate may be marketed in the United States generally involves the following:

▪

completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s current Good Laboratory Practice, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

▪	submission to the FDA of an IND application, which allows human clinical trials to begin unless FDA objects within 30 days;

▪	approval by an independent institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
▪

performance of adequate and well-controlled human clinical trials according to the FDA regulations relating to good clinical practice or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

▪

preparation and submission to the FDA of a BLA for marketing approval, also referred to as “licensure”,  that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

▪	review of the product by an FDA advisory committee, if applicable;
▪

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;

▪	potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the BLA; and
▪	payment of user fees and FDA review and approval, or licensure, of the BLA.

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Concurrent with clinical trials, companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

If a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research have, until recently, been subject to requirements set forth in the NIH Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines.  Although, as explained below, the NIH recently placed a temporary moratorium on these requirements while the NIH considers potential changes, the NIH Guidelines require that prior to the submission of an IND to the FDA, a protocol and related documents must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines. Compliance with the NIH Guidelines has, until recently, been mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them. The NIH is responsible for convening the RAC that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

On August 16, 2018, NIH released a proposal for public comment to amend the NIH Guidelines to streamline oversight of human gene therapy research protocols and reduce duplicative reporting requirements.  Specifically, NIH proposed removing the NIH protocol submission, review, and reporting requirements under Appendix M of the NIH Guidelines.  NIH also proposed to modify the role and responsibilities of the RAC.  In releasing the proposal, NIH also announced that during the comment period and effective immediately, NIH will no longer accept new human gene therapy protocols for the protocol registration process under the NIH Guidelines, or convene the RAC to review individual protocols.  NIH also explained that it will not accept annual reports, safety reports, amendments, or other documentation for any previously registered human gene transfer protocol.  The roles and responsibilities of Institutional Biosafety Committees (IBCs) at the local level would, however, continue as described in the NIH Guidelines.

The clinical trial sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. As noted above, the NIH has announced a temporary moratorium on the

RAC review requirement for gene therapy clinical trials. The FDA also may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, clinical trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence, or that, once begun, issues will not arise that suspend or terminate such trials.

Human Clinical Trials Under an IND

Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent.

Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the trial protocol, and must monitor the clinical trial until completed. Clinical trials involving recombinant DNA also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research that utilizes recombinant DNA at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

▪

Phase 1. The biologic product candidate initially is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Phase 1 clinical trials of gene therapies are typically conducted in patients rather than healthy volunteers.

▪

Phase 2. The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

▪

Phase 3. Phase 3 clinical trials are commonly referred to as “pivotal” trials, which typically denotes a trial which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a biologic product. In Phase 3 clinical trials, the biologic product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. In some cases, conducting a post-approval study to confirm or further refine the safety, efficacy or optimal use of a product may be a condition of approval of a product.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA.

Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for: serious and unexpected suspected adverse reactions; any findings from other trials; findings from animal or in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report as soon as possible, but in no case later than 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but no later than seven calendar days after the sponsor’s initial receipt of the information.

The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic product candidate has been associated with unexpected serious harm to patients.

Additional Regulation for Gene Therapy Clinical Trials

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire.

The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these clinical trials.

Compliance with cGMP Requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. The FDA typically will not approve a BLA unless it determines through a preapproval inspection that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification.

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate, as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of the preclinical tests and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications.

For gene therapies, selecting patients with applicable genetic defects is a necessary condition to effective treatment. For the therapy we are currently developing, we believe that diagnoses based on existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments, or CLIA, are sufficient to select appropriate patients and will be permitted by the FDA.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual prescription drug program fee for each prescription drug product that is identified in a human drug application, up to a maximum of five prescription drug program fees per fiscal year for products identified in a single approved application. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

The FDA reviews a BLA within 60 days of submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the BLA.

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA typically will inspect the facilities at which the product candidate is manufactured. The FDA generally will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, the FDA typically will inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with IND requirements and GCP requirements.

On the basis of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter if the agency determines the product meets the standards for approval.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk evaluation and mitigation strategy, or REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biologic product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

The FDA has agreed to specified performance goals in the review of BLAs under the PDUFA. One such goal is to review standard BLAs in ten months after the FDA accepts the BLA for filing, and priority BLAs in six months, whereupon a review decision is to be made. To be eligible for priority review, a product candidate must receive such a designation based on meeting certain specified statutory standards (e.g., intended to treat a serious condition and would provide significant improvement in safety or effectiveness if approved) or the sponsor must have obtained a priority review voucher from another sponsor whose product candidate qualified for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may designate a biologic product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biologic product available in the United States for treatment of the disease or condition will be recovered from sales of the product). Orphan product designation must be requested before submitting a BLA. In addition, if a sponsor seeks orphan designation for a drug or biological product for a disease or condition that meets the 200,000 prevalence criteria but the product is considered the “same drug” as a previously approved drug or biological product, to be eligible for orphan designation the sponsor must provide a plausible hypothesis that its drug or biological product is clinically superior to the previously approved same drug.  After the FDA grants orphan product designation, the identity of the therapeutic agent, its potential orphan use, and the identity of the sponsor, are disclosed publicly by the FDA on the agency’s website. Orphan product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If an orphan-designated product is the first to obtain FDA approval for the disease or condition for which it has such designation, meaning that FDA has not previously approved a drug or biological product considered to be the “same drug” as that drug or biological product for the same orphan disease or condition, the product is entitled to a seven year period of orphan product exclusivity.  During an orphan exclusivity period, FDA may not approve any other applications to market the “same drug”, as that term is defined in FDA regulations, for the same orphan-protected indication for seven years, except in limited circumstances, such as if the sponsor of a subsequent same drug is able to show that its product is clinically superior to the product with orphan exclusivity or if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated.  Competitors, however, may receive approval of different products not considered the “same drug” as the orphan-protected drug or biological product for the same indication for which the orphan product has exclusivity or obtain approval for a product considered the “same drug” but for a different indication than that for which the orphan product has exclusivity.

If an orphan-designated drug or biological product is considered the same as a previously approved same drug that does not have unexpired orphan exclusivity, while a showing of clinical superiority is not required in order for the subsequent drug or biological product to receive marketing approval for the same orphan indication as the previously approved same drug, a demonstration of clinical superiority is nonetheless required for the subsequent drug or biological to upon approval be eligible for its own 7-year orphan exclusivity period.

Orphan medicinal product status in the European Union has similar, but not identical, benefits. For example, the European Union grants ten years of product exclusivity for orphan medicinal products.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, or the PPACA, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established an abbreviated pathway for the licensure of biosimilar and interchangeable versions of reference biological products licensed under the PHSA.  The BPCIA authorizes the FDA to approve under section 351(k) of the PHSA biosimilar and interchangeable biologics that reference biological products approved under section 351(a) of the PHSA. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars and interchangeable biologics.  Additional guidance is expected to be finalized by the FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.”  In order for the FDA to approve a biosimilar product, it must make certain findings including that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components, and that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency.  For the FDA to approve a biological product as interchangeable with a reference product, the agency must find that (i) the biological product is biosimilar to the reference product, (ii) the biological product can be expected to produce the same clinical results as the reference product in any given patient, and (iii) for products administered multiple times, that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

BLA-approved products can potentially be eligible for a 12-year period of reference product exclusivity.  Under section 351(k)(7) of the PHSA, as amended by the BPCIA, an application for a biosimilar or interchangeable biological product referencing an approved reference biological product may not be submitted to the FDA for review until four years following the date of first licensure of the reference product, and section 351(k)(7) prohibits approval of the application for the biosimilar or interchangeable product until 12 years from the date on which the reference product was first licensed.  Not every product approved through a BLA is eligible for reference product exclusivity, but, rather, eligibility turns on whether licensure of a product is considered a “first licensure”.  As FDA has interpreted the reference product exclusivity provisions of the BPCIA in draft guidance, applications for certain changes to previously licensed biological products from the same or certain related sponsors are not considered the dates of first licensure for purposes of giving rise to a period of reference product exclusivity.

Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if they submit and obtain approval through section 351(a) of the PHSA of a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity, and potency of their product.  The BPCIA also created certain exclusivity periods for approval of the first interchangeable product referencing a particular reference product during which FDA cannot approve an application for another interchangeable product relying on the same reference product.  At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.  In addition, because the BPCIA was enacted as part of the ACA, at this juncture, it is also unclear whether and how the abbreviated pathway established by the BPCIA will be affected by legal challenges to the ACA, including a December 2018 ruling in the U.S. District Court for the Northern District of Texas finding the ACA unconstitutional, which is currently stayed pending appeal.

Pediatric Exclusivity

Under the BPCIA, biologics, such as our product candidates, may be eligible for pediatric exclusivity, an incentive intended to encourage medical product research for children. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods applicable to biological products under the BPCIA—namely, the four-year period during which the FDA will not consider an application for a biosimilar product, and the 12-year period during which the FDA will not approve a biosimilar application.  If a biological product has unexpired orphan exclusivity, the orphan exclusivity is also eligible for a 6-month pediatric exclusivity extension.  This six-month exclusivity, which runs from the end of these exclusivity protection periods, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “written request” for such a trial.

Expedited Development and Review Programs

The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a biologic product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Biologic products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track BLA before the application is complete, a process known as rolling review.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, regenerative medicine advance therapy designation, priority review and accelerated approval.

▪

Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and a rolling review.

▪

Regenerative Medicine Advance Therapy (RMAT) designation. RMAT was introduced as a new designation under the 21st Century Cures Act for the development and review of certain regenerative medicine therapies.  As set forth in section 506(g)(8) of the FDCA, the term “regenerative medicine therapy” is defined to include cell therapy, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the PHSA. To receive RMAT designation, a regenerative medicine product candidate must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition with preliminary clinical evidence indicating that the drug has the potential to address unmet medical need. RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over available therapies, as breakthrough designation requires. In November 2017, the FDA released draft guidance that clarified that gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues, may meet the definition of a regenerative medicine therapy for RMAT designation. Similar to breakthrough designation, an RMAT product candidate receives: intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and a rolling review.  Regenerative medicine therapies that quality for RMAT designation may also quality for other FDA expedited programs, including fast track designation, breakthrough therapy designation, accelerated approval, and priority review designation, if they meet the criteria for such programs.

▪

Accelerated approval. Drugs or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the predicted clinical benefit. In addition, for accelerated approval products FDA typically requires pre-

dissemination submission of promotional materials to FDA for the agency’s consideration. A drug approved under the accelerated approval pathway may have its approval revoked on several grounds including if a required post-approval trial fails to verify clinical benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug.

Fast Track designation, breakthrough therapy designation, RMAT designation and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-approval Requirements

Rigorous and extensive FDA regulation of biologic products continues after approval, particularly with respect to cGMP requirements. Manufacturers are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biologic products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA, together with a release protocol, showing a summary of the history of manufacture of the lot and the results of all tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biologic products.

A sponsor also must comply with the FDA’s advertising and promotion requirements, such as the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”). Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product, withdrawal of the product from the market, withdrawal of the BLA approval, as well as possible civil or criminal sanctions. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal actions and adverse publicity. These actions could include refusal to approve pending applications or supplemental applications, withdrawal of an approval, clinical hold, suspension or termination of a clinical trial by an IRB, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of product candidates, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period generally is one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biologic product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. Moreover, a given patent may only be extended once based on a single product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Because PTE has generally been interpreted by courts to extend patent protection to a drug’s “active ingredient” and that concept generally has not been applied to large molecule biological products, there is currently some uncertainty as to how PTE protection will apply to reference biological products to protect against biosimilar products that might have minor structural differences from the reference product.

Government Regulation Outside of the United States

In addition to regulations in the United States, we are and will be subject, either directly or through third parties, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and commercial sales and distribution of our products, if approved. In the European Union, the requirements, regulatory approvals and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, though there is some degree of European Union-wide harmonization.

Regulation in the European Union

In the European Union, medicinal products, including advanced therapy medicinal products, or ATMPs, are subject to extensive pre- and post-market regulation by regulatory authorities at both the European Union and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are cells or tissues that have undergone substantial manipulation so that biological characteristics, physiological functions or structural properties relevant for the intended regeneration, repair or replacement are achieved and that the cells or tissues are not intended to be used for the same essential function or functions in the recipient as in the donor. We anticipate that our gene therapy development products would be regulated as ATMPs in the European Union in view of its method of manufacture and mode of use that involves administration of genetic sequences to treat a clinical condition.

Clinical Trials

Clinical trials of medicinal products in the European Union must be conducted in accordance with the harmonized European Union laws and rules as directly applicable to EU Member States and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP. Additional seeking to implement EU laws issued by the European Commission in Volume 10 of the Rules governing medicinal products, apply also to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the European Union, it must appoint an entity within the European Union to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most European Union countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to come into operation in October 2018, there will be a “coordinated” application procedure where one national authority takes the lead, as the “reporting member state”, in reviewing the application, taking account of the comments provided by the national authorities of the member states which are concerned by the application. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications affecting the initial approval must be notified to or approved by the relevant competent authorities and ethics committees.  Medicines used in clinical trials must be manufactured in accordance with cGMP. Other national and European Union-wide regulatory requirements also apply.

During the development of a medicinal product, the EMA and national medicines regulators within the European Union provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of a request for scientific advice or protocol assistance for an orphan medicinal product, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use, or CHMP. A fee is incurred with each scientific advice procedure. However, waiver or reduction of the fee may be granted by the EMA Secretariat in specific circumstances such as that the request is made by an applicant which is designated as a small, medium sized enterprise or the product is designated as an orphan medicinal product.  Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned.

Marketing Authorizations

In order to market a new medicinal product in the European Union, a company must submit an application for marketing authorization or MAA with a view to obtaining a marketing authorization from a EU regulatory authority . The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single marketing authorization, or MA, granted by the European Commission that is valid across the EEA (i.e., the European Union as well as Iceland, Liechtenstein and Norway through the EEA Treaty). The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as those that involves a recombinant DNA technology, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated orphan medicines and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases. Therefore, the centralized procedure would be mandatory for the products we are developing as advanced therapy medicinal products.

The Committee for Advanced Therapies, or CAT, is statutorily responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a marketing authorization application is submitted. The CAT’s opinion is then taken into account by the CHMP when giving its final recommendation regarding the authorization of an advanced therapy medicinal product based on the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP based on its own independent benefit/risk assessment may depart from the draft opinion provided by CAT. The CHMP and CAT are also responsible for providing scientific guidelines on ATMPs and have published numerous such guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs. Although these guidelines are not legally binding, we believe that our compliance with them is likely necessary to gain and maintain approval for any of our product candidates.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes the so-called clock stops to afford the applicant sufficient time to address questions asked by the CHMP and for an application relating to an advanced therapy medicinal product, CAT. At the end of the review period, the CHMP provides an opinion to the European Commission. If this is opinion favorable, the Commission may then adopt a binding decision to grant an MA. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days. This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. However, the shortened time-frame for an accelerated review may be reverted to the full review procedure of 210 days if the CHMP identifies significant concerns relating to the quality of the dossier in its initial assessment in order to ensure that the applicant is given the full opportunity to address the issues identified.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances.” Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

▪

the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;

▪

the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radio-pharmaceutical, by an authorized person; and

▪

the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

A marketing authorization under exceptional circumstances is subject to review to reassess the risk-benefit balance in light of information generated from an agreed program of post-authorization specific measures or studies The CHMP may recommend the marketing authorization to be varied, suspended or revoked if such regulatory measure is justified based on new data relevant to benefit/risk balance of the product. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.

The European Commission may also grant a so-called “conditional marketing authorization” provided that the applicant is able to furnish the comprehensive clinical data to confirm a positive benefit/risk assessment with a view to supporting grant of a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

The European Union medicines rules expressly permit the EU Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU Member States may prohibit or restrict us from commercializing our products, even if they have been granted an EU marketing authorization.

Data Exclusivity

Marketing authorization applications for generic medicinal products do not need to include the results of preclinical and clinical trials, but instead can refer to the data contain in the marketing authorization of a reference product for which regulatory data exclusivity or protection has expired to inform the overall benefit/risk assessment of the generic product. If a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market protection, during which such generic products may not be placed on the market. The 10-year protection period may be extended cumulatively to 11 years if during the first eight years a new therapeutic indication which is considered to bring significant clinical benefit over existing therapies is approved.

There is a special regime for authorizing biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw or source materials used for manufacture or manufacturing processes. An application for marketing authorization for a biosimilar product may be accepted only after the basic regulatory data protection of the reference product has expired. However, for such products, the biosimilar manufacturer is required to submit the results of appropriate preclinical or clinical trials according to the guidelines adopted by the EMA that detail the type of supplementary data necessary to support an assessment of comparability between the biosimilar product and the reference product. There are currently no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the European Union. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The EMA’s Committee for Orphan Medicinal Products, or COMP, may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication. Following a positive opinion by the COMP, the European Commission adopts a decision granting orphan status. The COMP will reassess orphan status in parallel with EMA review of a marketing authorization application and orphan status may be withdrawn at that stage if it no longer fulfills the orphan criteria (for instance because in the meantime a new product was approved for the indication and no convincing data are available to demonstrate a significant benefit over that product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity attaching to the granted marketing authorization. During this period, the competent authorities may not accept or approve any similar medicinal product, unless it is shown to be clinically superior in terms of clinical efficacy, clinical safety or otherwise a major contribution to patient care. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Pediatric Development

In the European Union, companies developing a new medicinal product must agree a Paediatric Investigation Plan, or PIP, with the EMA and must conduct pediatric clinical trials in accordance with that agreed PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. Extension of such exclusivity applies if the study data are provided in compliance with the agreed PIP, notwithstanding that the agreed PIP fails to lead to the authorization of a paediatric indication, but the results of the studies conducted are reflected in the summary of product characteristics and, if appropriate, in the package leaflet of the medicinal product concerned. However, EU law prohibits “double benefits” in the sense of a claim for both six-month extension of a supplementary protection certificate and two-year extension of orphan market exclusivity.

In the EU, Regulation 1049/2001/EC, commonly known as the EU Freedom of Information Regulation or Public Access Regulation, confers rights on any EU citizens and any natural or legal persons residing or having their headquarters in an EU country to request access to the documents held by a EU institution on grounds relating to public interest. However, access to such documents is subject to conditions provided in the Regulation and the exceptions laid out therein. It applies to all documents held by an EU institution, including documents drawn up or received by it and in its possession, in all areas of European Union (EU) activity. The Regulation applies to the EMA which has implemented the provisions in its established policy. The EMA policy essentially favors public access subject to certain limited exceptions if disclosure undermines, among others, the protection of commercial interests. The EMA policy has been the subject of four recent rulings of the European General Court in the following cases: Pari Pharma GmbH v EMA (Case T-235/1); MSD Animal Health Innovation and Intervet International v EMA(Case T-729/15) PTC Therapeutics International v EMA (Case T-718/15); Amicus Therapeutics UK Ltd and another v EMA (Case T-33/17). These decisions essentially respond to demands for greater transparency and disclosure of pre-clinical and clinical data. They also validate the EMA’s transparency policy to provide greater public access to information held and documents drawn up by the EMA.

Our products currently in development are advanced therapy medicinal products which will be subject to mandatory Centralized assessment. In light of the European General Court’s decisions, information held by the EMA concerning the marketing authorization application and responses provided by the applicant, preliminary assessment reports drawn up by the EMA and its advisory committees would likely be susceptible to disclosure to third parties, including a competitor, once a decision on the approvability of our products is made and the application is withdrawn from the centralized procedure, subject to an assessment of whether one of the exceptions provided in the Public Access Regulation.

Moreover, in 2014, the EMA adopted a policy on the proactive publication of clinical data (not pre-clinical data) supporting Centralized Marketing Authorizations, known as “Policy 70” (Policy/0070 EMA/240810/2013 (2 October 2014)). This was in response to a call from researchers and academics for greater transparency of clinical data. The policy applies to any new applications for Centralized Marketing Authorization made after January 1, 2015, and for extension of indication and line extension applications for Centralized Authorizations made after July 1, 2015. It does not apply to clinical data submitted before these dates. Nor does Policy 70 apply to applications made to national authorities which will be subject to the national freedom of information laws.

Under the policy, after the EMA takes its decision, the clinical data within the application dossier (whether the study is conducted within the EU or outside) will be available on the EMA’s website (see EMA: Clinical data) at the same time as publication of the EPAR. The disclosure will occur after the EMA’s “decision”, which includes not only a decision on grant of the authorization, but also refusal or withdrawal of the application. The policy is stated to cover such data, but there is a question as to whether this may undermine a company’s strategy for further research and development, and the re-submission of the data to support an authorization.

Post-Approval Controls

The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new marketing authorization applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.

Pricing and Reimbursement

Governments influence the price of medicinal products in the European Union through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers.

Decisions on pricing and reimbursement of medicinal products in the European Union are governed by national rules subject to the control of the requirements set out in the Transparency Directive (Council Directive 89/105/EEC). The Transparency Directive aims to ensure transparency of measures established by EU Member States to control pricing and reimbursement of medicinal product. The Directive defines a series of procedural requirements designed to verify that national pricing and reimbursement decisions do not create obstacles to the pharmaceutical trade within the EU's Internal Market. Subject to the control of the Transparency Directive, there is no binding policy at the EU level governing pricing and reimbursement, and the 28 EU Member States each have their own, often varying, approaches and policies such to manage healthcare costs based on such measures as price control, profit control, international price comparisons, and reference pricing.

Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. Some Member States may impose statutory rebates or discounts to manage healthcare costs. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct clinical research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

▪

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the furnishing, recommendation, purchase, lease or order of a good, facility, item or service for which payment may be made under federal or state healthcare programs, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, formulary managers, and patients, among others, on the other. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted by regulators to include for example, cash payments, gifts, discounts, coupons, and the furnishing of free or discounted services or supplies.  The Department of Health and Human Services Office of Inspector General (OIG) interprets the Anti-Kickback Statute to cover any arrangement where one purpose of the remuneration is to induce or reward referrals of business.  Under the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to commit a violation;

▪

the federal civil or criminal false claims and civil monetary laws, including the civil False Claims Act, or the FCA, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment from the federal government that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. There is also a separate false claims provision imposing criminal penalties.  In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

▪

the federal Physician Payments Sunshine Act and similar state laws, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments and other transfers of value to physicians, certain other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

▪

the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

▪

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, willfully obstructing a criminal investigation of a healthcare offense and falsifying or concealing a material fact or making any materially false statements in connection with the payment for healthcare benefits, items or services.;

▪

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information by entities subject to HIPAA, such as health plans, health care clearinghouses and certain healthcare providers, and their respective business associates that access protected health information;

▪

the Criminal Healthcare Fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. Other federal criminal law sections prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for federal healthcare benefits, items or services; and

▪

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws,  may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; state transparency and price reporting laws aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with state government funds; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Violation of the laws described above or any other governmental laws and regulations may result in penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, and additional reporting requirements and oversight if a person or entity becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. The process for a payor to determine whether it will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit broad coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Additionally, the containment of healthcare costs has become a priority of U.S. federal and state and foreign governments, and the prices of products have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products or biologics. If third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our approved products as part of their plans’ benefits, or could impose utilization management restrictions, high patient cost-sharing obligations, or restrict the level of reimbursement, which may affect whether we can sell our products on a profitable basis.

A payor’s decision to provide coverage for a product does not imply that the product will have an adequate reimbursement rate by that payor. Further, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for a product, it may be necessary to conduct expensive pharmacoeconomic studies in order to demonstrate to payors the benefits and cost-effectiveness of the products. If third-party payors do not consider a product to be cost-effective compared to other available therapies, it is possible that they may not cover the product as a benefit under their plans or, if they do, the payment may not be sufficient to allow a company to sell its products at a profit.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set list prices for their marketed products, which has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, contain the cost of drugs, review the relationship between pricing and manufacturer patient assistance programs, and reform government healthcare program reimbursement methodologies. At the federal level, there have been several U.S. Congressional inquiries, proposed bills, and proposed administrative rules designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Although the outcome and potential effect of these proposals is unclear, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Furthermore, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations may not allow favorable reimbursement and pricing arrangements.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs.

By way of example, in March 2010, the PPACA was signed into law, intended to broaden access to health insurance, increase consumer insurance protection, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries,  and impose taxes and fees on the healthcare industry, while reducing the cost of healthcare for consumers. Among the provisions of the PPACA of importance to our business are:

▪

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

▪

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

▪	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
▪	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

▪

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

▪

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

▪	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
▪	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will, due to subsequent legislation, including the Bipartisan Budget Act of 2018, or BBA, remain in effect through 2027 unless additional congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, since enactment of the PPACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, recent tax legislation that removed the financial penalties for people who do not carry health insurance (known as the “individual mandate”) and an Executive Order signed in October 2017 by President Trump directing federal agencies to modify how the ACA is implemented and announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. Congress may continue to consider legislation to repeal and replace some or all elements of the ACA. Additionally, a federal court in Texas ruled in December 2018 that the entire ACA is unconstitutional. Although that ruling is being appealed, we cannot predict the outcome of this litigation, including a possible decision by the United States Supreme Court, and there is still uncertainty whether the ACA will undergo additional revisions.  We cannot predict the impact of any future modifications.

There have been, and likely will continue to be, additional legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or any other government-funded program may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling and disposal of various biologic, chemical and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in other countries that impose similar obligations.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act of 1977, or FCPA, prohibits U.S. corporations and individuals from engaging in certain activities to obtain or retain business or secure any improper advantage, or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any employee or official of a foreign government or public international organization, or political party, political party official, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA also includes employees and officials of state-

owned or controlled enterprises, which may include healthcare professionals in many countries. Equivalent laws have been adopted in other foreign countries that impose similar obligations, such as the Bribery Act 2010 in the UK.

Incorporation and Public Offerings

NightstaRx Limited was incorporated in 2013 under the laws of England and Wales under the name NEWINCCO 1242 Limited and changed its name to NightstaRx Limited in 2014.  On July 6, 2017, we were originally incorporated under the laws of England and Wales under the name Nightstar Therapeutics Limited. On September 11, 2017, we completed the first step of a corporate reorganization pursuant to which NightstaRx Limited became a wholly owned subsidiary of Nightstar Therapeutics Limited, a holding company with nominal assets and liabilities formed to effect the corporate reorganization. On September 15, 2017, as the second step in the corporate reorganization, Nightstar Therapeutics Limited re-registered as a public limited company and our name was changed from Nightstar Therapeutics Limited to Nightstar Therapeutics plc.

On October 2, 2017 we completed our initial public offering, or IPO of American Depositary Shares, or ADSs. In the IPO, we sold an aggregate of 6,164,000 ADSs representing the same number of ordinary shares at a public offering price of $14.00 per ADS. Net proceeds were approximately $77.4 million, after deducting underwriting discounts and commissions and offering expenses.

On October 2, 2018, we completed an underwritten public offering of 4.6 million ADSs, representing 4.6 million ordinary shares, at a public offering price of $18.00 per ADS, which included the exercise in full by the underwriters of their option to purchase up to an additional 600,000 ADSs. The net proceeds to us from the offering were approximately $77.2 million, after deducting underwriting discounts and commissions and offering expenses.

Employees

As of December 31, 2018, we had 47 employees.

None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.  At each date shown, we had the following number of employees, broken out by department and geography.

	As of December 31,
	2018	2017	2016
Function:
Research and development	34	20	12
General and administrative	13	7	3
Total	47	27	15

Geography:
United Kingdom	17	16	14
United States	30	11	1
Total	47	27	15

Corporate Information

Our registered office is located at 10 Midford Place, 2nd Floor, London, W1T 5BJ, United Kingdom, and our telephone number is +44 (0)20 7062 2777. Our website address is www.nightstartx.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission.

We use various trademarks and trade names in our business, including without limitation our corporate name and logo. All other trademarks or trade names, including without limitation corporate names and logos, referred to in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Available Information

We post our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the investor relations section of our public website (www.nightstartx.com), free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you can read our SEC filings over the Internet at the SEC's website at https://www.sec.gov/. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only. You may also read and copy any document we file with the SEC at its public reference facility at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

Item 1A. Risk Factors.

Investing in our American Depositary Shares, or ADSs, involves a high degree of risk. Before you invest in our ADSs, you should carefully consider the following risks, as well as general economic and business risks. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our ADSs to decline, which would cause you to lose all or part of your investment. When determining whether to invest, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, which we refer to as this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business.

All brand names or trademarks appearing in this Annual Report are the property of their respective holders.  Any reference herein to “we,” “us,” “our,” or similar term shall refer to Nightstar Therapeutics plc and its subsidiaries.

Risks Related to the Proposed Acquisition of our Company by Biogen

We may not complete the proposed acquisition of our company by Biogen within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results or operations.

On March 4, 2019, we entered into an implementation agreement, or the Implementation Agreement, with Biogen Switzerland Holdings GmbH and its wholly-owned subsidiary, Tungsten Bidco Limited, which we collectively refer to as Biogen. Pursuant to the terms of the Implementation Agreement, Biogen has agreed to acquire the entire issued and to be issued share capital of our company for $25.50 in cash per ordinary share, nominal value of GBP 0.01 per share, or the Company Shares, excluding any treasury shares, any Company Shares held by Biogen or its subsidiaries, and certain pre-initial public offering equity awards deferred upon the termination of the holder’s employment, which we refer to as the Deferred Shares. Under the terms of the Implementation Agreement, the proposed acquisition would be implemented by means of a scheme of arrangement to be undertaken by us under Part 26 of the UK Companies Act 2006. Biogen reserves the right under the Implementation Agreement to effect the proposed acquisition by way of a takeover offer, with our consent.

The completion of the proposed acquisition is subject to the satisfaction or waiver of certain conditions, including, among other things: the absence of any law or order by any governmental authority enjoining, preventing, restraining, prohibiting or otherwise making illegal the proposed acquisition; the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval from competition authorities in Germany; the accuracy of our representations and warranties under the Implementation Agreement (subject to a material adverse effect standard in most cases); our compliance with our obligations under the Implementation Agreement; and the absence of a “Company Material Adverse Effect,” as defined in the Implementation Agreement.  The proposed acquisition is also subject to, among other things: approval by at least 75% in value and a majority in number of the holders of Company Shares, which we refer to as the Company Shareholders, present, entitled to vote and voting (in person or by proxy) at the meeting to be convened by order of the High Court of Justice in England and Wales, or the Court, in order for the Company Shareholders to consider, and if thought fit, to approve, the scheme of arrangement; the passing of all resolutions necessary to approve and implement the scheme of arrangement by at least 75% of Company Shareholders present, entitled to vote and voting (in person or by proxy) at the general meeting to be convened for Company Shareholders to consider, and if thought fit approve, certain matters in connection with the scheme of arrangement and the proposed acquisition; and the sanctioning of the scheme of arrangement by the Court.

The Implementation Agreement contains certain termination rights for each of us and Biogen. Under specified circumstances, we are permitted to terminate the Implementation Agreement to accept a superior proposal (generally defined as a proposal for 80% or more of the voting power and economic rights in us or all or substantially all of our assets, which proposal our board of directors has determined, in good faith, after consultation with its outside counsel and financial advisors, (i) would result in greater value to Company Shareholders from a financial point of view than the proposed acquisition, including a price per Company Share payable in cash that is more than 7.5% above that offered in the proposed acquisition and (ii) is reasonably likely to be completed relative to the proposed acquisition).

As a result, we cannot assure you that the proposed acquisition will be completed, or that, if completed, it will be exactly on the terms set forth in the Implementation Agreement or within the expected timeframe.  If the transaction is not completed within the expected timeframe or at all, we may be subject to a number of material risks or suffer a number of consequences that may adversely affect our business, financial results, and operations. The price of our ADSs may decline to the extent that current market prices reflect a market assumption that the proposed acquisition will be completed. We could be required to pay Biogen a termination fee of approximately $8.8 million under specific circumstances described in the Implementation Agreement including, among other things, (i) our termination of the Implementation Agreement to accept a superior proposal, (ii) Biogen’s termination upon a notification or statement by our board of directors that it no longer recommends or intends to recommend to Company Shareholders to approve the proposed acquisition, and (iii) upon certain specified events if the proposed acquisition is not complete, or certain conditions precedent to the proposed acquisition are not satisfied or waived, by September 4, 2019.  Further, we have incurred and expect to continue to incur significant expenses related to the proposed acquisition including investment banking, legal, and other professional fees.  Many of these fees will be payable by us even if the proposed acquisition is not completed.  The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our shareholders, employees, collaborators, prospective customers, regulators and other business partners Certain of our suppliers, contract manufacturers, or other business partners may seek to change or terminate their relationships with us as a result of the proposed acquisition.  If the proposed acquisition is not completed, the time and resources committed by our management team could have been devoted to pursuing other opportunities. We may also be required to devote significant time and resources to litigation related to any failure to complete the acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Implementation Agreement.

The announcement and pendency of the proposed acquisition of our company by Biogen could adversely affect our business, financial results, or operations.

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results, operations, or the price of our ADSs. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationships with employees, collaborators, prospective customers, regulators and other business partners. For example, suppliers, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our ADSs. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Implementation Agreement.

While the Implementation Agreement is in effect, we are subject to restrictions on our business activities.

While the Implementation Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Biogen’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Implementation Agreement requires us to pay a termination fee to Biogen, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Implementation Agreement, we may be required to pay Biogen a termination fee of approximately $8.8 million if the Implementation Agreement is terminated under specific circumstances described therein, including in the event we terminate the Implementation Agreement to accept a superior proposal. If the Implementation Agreement is terminated under such circumstances, the termination fee we may be required to pay would require us to use cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Implementation Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our ADSs.

Our executive officers and directors may have interests that are different from, or in addition to, those of our shareholders generally regarding the proposed acquisition of our company by Biogen.

Our executive officers and directors may have interests in the proposed acquisition that are different from, or are in addition to, those of our shareholders generally. These interests include direct or indirect ownership of our ordinary shares or ADSs, equity awards, and the receipt of change in control or other severance payments in connection with the proposed acquisition. There is a risk that these interests may influence, or appear to influence, our executive officers’ and directors’ support for the proposed acquisition.

The Implementation Agreement contains provisions that could discourage or make it difficult for a third party to acquire our company prior to the completion of the proposed acquisition of our company by Biogen.

The Implementation Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Implementation Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Biogen a termination fee of approximately $8.8 million.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our shareholders than the proposed acquisition of our company by Biogen. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party’s offering of a lower value to our shareholders than such third party might otherwise have offered.

Risks Related to Our Financial Position and Need for Capital

We have incurred net losses since inception and may never achieve or maintain profitability.

Since our inception in May 2013, we have incurred significant net losses. Our net losses were $36.9 million, $29.7 million and $12.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, we had an accumulated deficit of $98.9 million. We have devoted substantially all of our efforts to research and development of our product candidates, including clinical development of our lead product candidate, NSR-REP1, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. These net losses will adversely impact our shareholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•

continue research and development of our retinal gene therapy product candidates, including our STAR Phase 3 registrational trial for NSR-REP1, our ongoing XIRIUS Phase 2/3 clinical trial for NSR-RPGR and the advancement of our preclinical product candidates;

•	initiate clinical trials and preclinical studies for any additional product candidates that we may pursue in the future;
•	prepare a potential future biologics license application, or BLA, and marketing authorization application, or MAA, for each of our retinal gene therapy product candidates;
•	manufacture our product candidates in accordance with current good manufacturing practices, or cGMP, for clinical trials or potential commercial sales;
•	establish and validate contracted commercial-scale cGMP manufacturing facilities;
•	further develop our pipeline of retinal gene therapy product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other product candidates and technologies;
•	secure, maintain or obtain freedom to operate for any in-licensed technologies and products;

•

expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company in the United States, Europe and potentially other jurisdictions; and

•	continue to operate as a public company.

We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or longer-term basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will need additional funding to complete the development of our product candidates, which may not be available on acceptable terms, if at all.  Failure to raise capital when needed may force us to delay, limit or terminate certain of our product development and commercialization efforts or other operations.

Since our inception, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials of our lead product candidates, manufacturing our product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $164.2 million. We believe we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of laboratory testing, manufacturing, and preclinical and clinical development for our current and future product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations and license agreements on favorable terms, if at all;
•	the costs of expanding our facilities to accommodate our expected growth in personnel;
•	the extent to which we acquire or in-license other product candidates and technologies or establish collaboration, distribution or other marketing arrangements for our product candidates;
•

the costs, timing and outcome of potential future commercialization activities, including manufacturing, marketing, sales and distribution for our product candidates for which we receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire technologies;
•	the sales price and availability of adequate third-party coverage and reimbursement for our product candidates, if and when approved; and
•	the costs of operating as a public company in the United States.

Developing product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, will be derived from or based on sales of product candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Adequate additional financing may not be available to us on acceptable terms, if at all. To the extent that additional capital is raised through the issuance of equity or equity-linked securities, the issuance of those securities could result in substantial dilution for our current shareholders and the terms of any future issuance may include liquidation or other preferences that adversely affect the rights of our current shareholders. Debt financing, if available, may involve agreements that include covenants restricting our operations or our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies, future revenue streams, research programs or our product candidates, or to grant licenses on terms that are not favorable to us. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings.

If we are unable to obtain adequate funding on a timely basis or on terms that are favorable to us, we may be required to significantly delay, limit, reduce or terminate our product development or future commercialization efforts or to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves; be unable to expand our operations; or be unable to otherwise capitalize on our business opportunities, as desired, which could harm our business and potentially cause us to discontinue operations.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

Since our inception, we have devoted substantially all of our resources to research and development of our lead product candidates as well as to manufacturing our product candidates, organizing and staffing our company, raising capital, and establishing our intellectual property portfolio. We have not yet demonstrated our ability to successfully complete Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a product suitable for commercialization or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we are not profitable and have incurred losses in each year since our inception, and we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.  We are in the process of transitioning from a company with a research focus to a company that is also capable of supporting later-stage clinical development and potentially commercial activities. We may not be successful in such a transition.

Risks Related to the Development of our Product Candidates

Our gene therapy product candidates are based on novel technologies, which makes it difficult to predict the timing and costs of development and of subsequently obtaining regulatory approval, and only a limited number of gene replacement therapy products have been approved by regulatory agencies to date.

We have concentrated our research and development efforts on NSR-REP1 for the treatment of choroideremia, or CHM, and NSR-RPGR for the treatment of X-linked retinitis pigmentosa, or XLRP, our two most advanced product candidates.  Because we are developing product candidates for the treatment of inherited retinal diseases for which there are no or limited therapies and/or treatments, and for which there is little clinical trial experience, there is an increased risk that the FDA, EMA, or other regulatory authorities may not consider our clinical trials to be sufficient for marketing approval. Although more than 250 genes that play a role in inherited retinal diseases have been identified, we believe the number of targets currently in clinical development to be fewer than 20.

The product specifications and the clinical trial requirements of the FDA, EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and may be lengthier and more expensive than the process for other, better-known or more extensively studied product candidates. For example, the FDA generally requires multiple well-controlled clinical trials to provide the evidence of effectiveness necessary to support a BLA, although FDA guidance provides that reliance on a single pivotal trial may be appropriate if the trial has demonstrated a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potential serious outcome, and where confirmation of the result in a second trial would be practically or ethically impossible. The FDA confirmed this position in relation to NSR-REP1 in our pre-IND meeting with them in 2015. We intend that our STAR Phase 3 registrational trial will be the only Phase 3 trial necessary to support a BLA for NSR-REP1, but there can be no assurance that the FDA will accept this single trial as sufficient to demonstrate substantial evidence of effectiveness of NSR-REP1 under its guidelines.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. Institutions receiving funding from the National Institutes of Health, or NIH, also need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial.

These regulatory review committees and advisory groups, and the new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our current or future product candidates or lead to significant post-approval limitations or restrictions. While the NIH and FDA have issued draft guidance for the development of gene therapies and proposed rules that would streamline certain requirements to which gene therapies are currently subject, it remains to be seen as to whether such initiatives will ultimately increase the speed of drug development in gene therapies such as our product candidates.

As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be harmed. Even if our product candidates are approved, we expect that the FDA or other oversight bodies will require us to submit follow-up data regarding our clinical trial subjects for a number of years after approval. If this follow-up data shows negative long-term safety or efficacy outcomes for these patients, such oversight bodies may revoke their prior approval or change the label of our products in a manner that could have an adverse impact on our business.

In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. Similarly, the EMA and competent authorities within the European Union Member States may issue new guidelines that could affect the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. The EMA and agencies at both the federal and state level in the United States have expressed an interest in further regulating new biotechnologies, including gene therapy. In addition, gene therapy products would usually be considered genetically-modified organism, or GMO, products and are regulated as such.  This is particularly significant for development products that have not received marketing authorizations.  In such cases, designation of the type of GMO product and subsequent handling and disposal requirements can vary across European Union Member States. Addressing each specific country requirement and obtaining approval to commence a clinical trial in these countries could result in delays in starting, conducting, or completing a clinical trial. Similar issues could be faced in other regions of the world.  Although numerous companies are currently advancing gene therapy products through clinical trials, to our knowledge, only three gene therapy products, uniQure N.V.’s Glybera (which has since been withdrawn from the market), GlaxoSmithKline’s Strimvelis and Spark Therapeutics’ Luxturna, have received marketing authorization from the European Commission, and one gene replacement therapy product, Spark Therapeutics’ Luxturna, has been approved by the FDA.

As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for NSR-REP1 or NSR-RPGR in either the United States or the European Union or how long it will take to receive regulatory approval for and commercialize our other product candidates. Approvals by the EMA may not be indicative of what the FDA may require for approval and vice versa.

We may encounter substantial delays or difficulties in our clinical trials.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming and uncertain as to outcome. We have limited experience with clinical trials. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with the FDA, EMA or other regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;
•

our decision or the requirement of regulators or IRBs to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements, a finding that the participants are being exposed to unacceptable health risks, or the imposition of a clinical hold as a result of a serious adverse event or after an inspection of our clinical trial operations or clinical trial sites;

•	delays in recruiting suitable patients to participate in our future clinical trials;
•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial or regulatory requirements;
•

failure by us, any CROs we engage or any other third parties to perform in accordance with Good Clinical Practice, or GCP, cGMPs, or applicable regulatory guidelines in the United States, the European Union and other international markets;

•	failure by physicians to adhere to delivery protocols leading to variable results;
•

delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical trial sites, including delays by third parties with whom we have contracted to perform certain of those functions;

•	insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates;
•	delays in having patients complete participation in a clinical trial or return for post-treatment follow-up;
•	clinical trial sites or patients dropping out of a clinical trial at a rate higher than we anticipate;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	receipt of negative or inconclusive clinical trial results;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	occurrence of serious adverse events in clinical trials of the same class of agents conducted by other sponsors; and
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

NSR-REP1 is in Phase 3 clinical development for the treatment of choroideremia in a clinical trial known as STAR which is currently enrolling patients.  NSR-RPGR is in Phase 2/3 clinical development for the treatment of X-linked retinitis pigmentosa, or XLRP, in a clinical trial known as XIRIUS. XIRIUS consists of an open-label, Phase 1 dose escalation study followed by a Phase 2/3 expansion study. We presented preliminary efficacy and safety data from the ongoing Phase 1 dose escalation study of NSR-RPGR in the XIRIUS trial at a medical conference in September 2018 and we are currently enrolling patients into the Phase 2/3 study. Our anticipated timelines for these and other trials and studies on our product candidates may be subject to delays due to factors such as those discussed above.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory, development and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

We may fail to demonstrate safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities.

If the results of our STAR Phase 3 registrational trial of NSR-REP1, our XIRIUS trial of NSR-RPGR in XLRP or future trials for our other product candidates are inconclusive or do not demonstrate the efficacy of our product candidates, or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw or suspend their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

Our development costs will increase if we experience delays in testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin or progress as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

Success in preclinical studies or clinical trials may not be indicative of results in future clinical trials.

Results from previous preclinical studies or clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. For example, we have limited safety and efficacy data for the use of NSR-REP1, NSR-RPGR or any of our other product candidates in humans.  The clinical trial process may fail to demonstrate that NSR-REP1, NSR-RPGR or any of our other product candidates is safe and effective for indicated uses. This failure would cause us to abandon further clinical development of NSR-REP1, NSR-RPGR or our other product candidates.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. To date, our clinical trials have involved small patient populations and because of the small sample size, the interim results of these clinical trials may be subject to substantial variability and may not be indicative of either future interim results or final results. In addition, the design of a clinical trial, such as endpoints, inclusion and exclusion criteria, statistical analysis plans, data access protocols and trial sizing, can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Due to ethical concerns of utilizing sham surgery, our clinical trials are conducted on an open-label basis. While we aim to have adequate quality controls, open-label trials are inherently subject to greater risk of bias than double-blinded, placebo-controlled trials. Furthermore, as we are exploring new disease areas without any approved treatments, we may need to qualify new and unproven endpoints as we are continuing the development of our product candidates, which may increase uncertainty.

We also have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any such failures or delays could negatively impact our business, financial condition, results of operations and prospects.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. However, patient recruitment may be difficult and actual enrollment may differ from our expected timelines. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. Our clinical trials must also involve the engagement of highly specialized treatment centers that are capable of performing surgeries for the administration of retinal gene therapies. If patients are unwilling to enroll in our gene therapy clinical trials or if we fail to gain access to a sufficient number of qualified clinical trial sites because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of clinical trials altogether.

Our current product candidates are being developed to treat rare conditions, which are generally defined as having a patient population of fewer than 200,000 individuals in the United States. For example, the prevalence of CHM is estimated to be one in 50,000 people, implying a total population of approximately 13,000 in the United States and the five major European markets, and the prevalence of XLRP is approximately one in 40,000 people, implying a total population of approximately 17,000 in the same regions. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, EMA or other regulatory authorities. Also, our natural history studies may not provide any advantage to us in enrolling patients in our late-stage clinical trials. As a result, we may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment can be affected by many factors, including:

•	size of the patient population and process for identifying patients;
•	perceived risks and benefits of our product candidates or gene therapy treatment in general;
•	availability of competing therapies and clinical trials;
•	design of the trial protocol, including eligibility and exclusion criteria for our clinical trials;
•	severity of the disease under investigation;
•	availability of genetic testing for potential patients;
•	proximity and availability of clinical trial sites for prospective patients;
•	ability to obtain and maintain patient consent;
•	patient drop-outs prior to completion of clinical trials;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

Our ability to successfully initiate, enroll and complete clinical trials in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;
•	different standards for the conduct of clinical trials;
•	absence in some countries of established groups with sufficient regulatory expertise for review of gene therapy protocols;
•	inability to locate qualified local consultants, physicians and partners; and
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

As described above, NSR-REP1 is in Phase 3 clinical development for the treatment of choroideremia, which is currently enrolling patients. We are also conducting a clinical trial with our second product candidate, NSR-RPGR, for the treatment of XLRP and are enrolling patients into the Phase 2/3 expansion study in the XIRIUS trial. Our anticipated timelines for these and other trials and studies on our product candidates may be subject to delays in enrollment. If we have difficulty enrolling a sufficient number of patients, finding additional clinical trial sites, or appropriately engaging specialized treatment centers to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our product candidates and the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether the product candidate being studied caused these conditions. Various illnesses, injuries and discomforts have been reported from time to time during clinical trials of our product candidates. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that our product candidates cause serious or life-threatening side effects, the development of our product candidates may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials using other vectors. While new recombinant vectors have been developed to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. In previous clinical trials involving adeno-associated virus, or AAV, vectors for gene therapy, some patients experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. If our vectors demonstrate a similar effect, we may decide or be required to halt or delay further clinical development of our product candidates or withdraw the product from the market post-approval. In addition to any potential side effects caused by our product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical development or clinical trials could be suspended or terminated, and our commercial efforts could be materially and adversely affected. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could also result in increased or more stringent regulation or oversight, unfavorable public perception, potential delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Available clinical data from the 32 treated patients in the completed investigator sponsored trials, or ISTs, for NSR-REP1 and the preliminary safety and efficacy data announced in September 2018 from the Phase 1 dose escalation study in the XIRIUS trial of NSR-RPGR indicate that NSR-REP1 and NSR-RPGR were well tolerated. The safety profiles for NSR-REP1 based on the completed ISTs and for NSR-RPGR based on the previously announced data from XIRIUS are consistent with that of surgical vitrectomy procedures generally and what has been observed in clinical trials of other ocular gene therapies. Adverse events of varying severity and duration related to the vitrectomy procedure or drug have been observed in the completed ISTs and the previously announced portions of XIRIUS such as retinal changes, intraocular inflammation and visual disturbances, which generally resolved within one week after surgery. The adverse events observed in our ongoing clinical trials of NSR-REP1 and NSR-RPGR have also generally been consistent with the adverse events seen in the completed ISTs, the previously announced portions of XIRIUS and other ocular gene therapy trials.

Two serious adverse events were observed in patients treated with NSR-REP1 in our completed clinical trials and ISTs. One of these events was not ocular in nature and was determined to be unrelated to treatment. The other event was intraocular inflammation, requiring additional treatment with oral steroids. This transient inflammation was determined to be possibly related to treatment with NSR-REP1.

In September 2018, we announced that positive preliminary safety and efficacy data of NSR-RPGR from the Phase 1 dose escalation study in the XIRIUS trial. While no serious adverse events related to treatment were reported and no early discontinuations or dose limiting toxicity were observed, mild drug-related inflammation that potentially dampened efficacy was seen in the treated eyes of patients in cohorts 4 through 6.

If in the future we are unable to demonstrate that such adverse events were caused by the administration process or related procedures, the FDA, EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Moreover, if we elect or are required to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidate may be harmed and our ability to generate product revenues from such product candidate may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects.

Additionally, if we or others later identify undesirable side effects caused by any of our product candidates, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates.

Gene therapies are novel, complex and difficult to manufacture. We have limited manufacturing experience and could experience production problems that result in delays in our development or commercialization programs.

We have limited experience manufacturing our product candidates. We may be unable to produce commercial materials or meet demand to support a commercial launch for our product candidates. Any such failure could delay or prevent the development of our product candidates and would have a negative impact on our business, financial condition and results of operations.

The manufacturing processes we use to produce NSR-REP1, NSR-RPGR and our other product candidates are complex, require substantial expertise and capital investment and have not yet been validated for commercial use. As a result, we may need to change our current manufacturing processes for our product candidates. There are no assurances that we will be able to produce sufficient quantities of our product candidates due to several factors, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers. We may also fail to produce adequate quantities of our product due to our failure to properly predict the demand for our product or the market size of our targeted indications.

Our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner or that the dosing will be uniform in our products. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that our product candidates are made strictly and consistently in compliance with the process. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade or commercial-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

We presently contract with third parties for the manufacturing of our program materials. The use of contracted manufacturing and reliance on collaboration partners is relatively cost efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development to date. Although we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.  We expect third-party manufacturers to be capable of providing sufficient quantities of our materials to meet anticipated clinical trial scale demands, but there can be no assurance that all of our requirements will be satisfied.

As a result of the limited number of regulatory approvals for gene replacement products to date, the timeframe required for us to obtain approval for a cGMP gene therapy manufacturing facility is uncertain. We must supply all necessary documentation in support of a BLA or other MAA on a timely basis and must adhere to the FDA’s and EMA’s cGMP requirements before NSR-REP1, NSR-RPGR and our other product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of contract laboratories, manufacturers and suppliers. To date, to our knowledge, a limited number of cGMP gene therapy manufacturing facilities have received approval from the FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain. We are subject to audits from FDA, EMA and other authorities that may result in observations of non-compliance from cGMP requirements.

Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules.

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Risks Related to Our Reliance on Third Parties

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are party to several license agreements under which we in-license patent rights and other intellectual property related to our business, and we may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various due diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured material breach under these license agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under these agreements and could compromise our development and commercialization efforts for our current or future product candidates. See Business—Collaborations and License Agreements” for a more detailed description of our license agreements.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or perform satisfactorily, including meeting expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct our preclinical studies and clinical trials properly and on time and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our product candidates in clinical development. We are also required to register ongoing clinical trials and post certain information regarding such trials on public databases, including ClinicalTrials.gov in the United States and EudraCT in the European Union, within specified timeframes.

Regulatory authorities enforce GCP requirements through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we fail to exercise adequate oversight over any of our CROs or if we or any of our CROs or other third parties performing services fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon a regulatory inspection of us or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our future clinical trials will require a sufficient number of patients to evaluate the safety and effectiveness of our product candidates. Accordingly, if we or our third-party service providers fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process. Failure to comply can also result in fines, adverse publicity, and civil and criminal sanctions.

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of our product candidates. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

Our existing and future CROs have or may have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the patients participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

If any of our relationships with these third-party CROs terminates, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and commercial prospects would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or engaging additional CROs involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays could occur, which could materially impact our ability to meet our desired clinical development timelines.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

We have engaged contract manufacturing organizations, or CMOs, to manufacture our product candidates such as NSR-REP1 and NSR-RPGR and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our gene therapy platform, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants.  Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure of such technology or information would impair our competitive position and may have an adverse effect on our business, financial condition, results of operations and prospects.

Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets by third parties. A competitor’s discovery of our trade secrets or proprietary information would impair our competitive position and have an adverse impact on our business, financial condition, results of operations and prospects.

We utilize, and expect to continue to utilize, third parties to conduct our product manufacturing for the foreseeable future, and these third parties may not perform satisfactorily and may be difficult to replace.

We currently rely on CMOs for the manufacturing of clinical batches and intend to continue to rely on third parties to manufacture our preclinical study and clinical trial product supplies. Supply requirements for our clinical trials as well as current and future clinical requirements for NSR-REP1, NSR-RPGR and our other product candidates have been and will be manufactured by cGMP compliant third-party manufacturers. If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture NSR-REP1, NSR-RPGR or our other product candidates in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future Investigational New Drug, or IND, submissions and the clinical trials required for approval of our product candidates. In such instances, we may need to enter into an appropriate replacement third-party relationship, which may not be readily available or available on acceptable terms or timeframes, which would cause additional delay or increased expense prior to the approval of NSR-REP1, NSR-RPGR or any of our other product candidates and would thereby have a negative impact on our business, financial condition, results of operations and prospects.

Under certain circumstances, our current CMOs are entitled to terminate their engagements with us. If we need to enter into alternative arrangements, it could delay our development activities. Our reliance on our CMOs for certain manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If our current CMOs, or any future third-party manufacturers, do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, or if there are disagreements between us and our CMOs or any future third-party manufacturers, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions, the clinical trials required for approval of our product candidates, the regulatory submission and approval process and, even if we receive regulatory approval, the commercial launch of our products.

In addition to our current CMOs, we may rely on additional third parties to manufacture ingredients of our product candidates in the future and to perform quality testing, and reliance on these third parties entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	reduced control for certain aspects of manufacturing activities;
•	termination or nonrenewal of manufacturing and service agreements with third parties in a manner or at a time that is costly or damaging to us; and

•

disruptions to the operations of our third-party manufacturers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or service provider.

We currently rely exclusively upon a single third-party manufacturer to provide NSR-REP1. Each of our other product candidates are also manufactured by a single third-party manufacturer. We do not currently have any arrangements in place for a second source for any of our product candidates or for a redundant supply. Some of our products are manufactured on a purchase order basis without a contractual commitment. In such cases, prices for manufacturing activities may vary substantially over time and adversely affect our financial results. Furthermore, we and our contract manufacturers currently rely and may in the future rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture of our product candidates. For the foreseeable future, we expect to continue to rely on third-party manufacturers for any manufacturing needs for our research and development programs or our commercial supply. Should any of our product candidates receive marketing authorization, it is possible that we will only have a single manufacturer available for such product candidates for our commercial launch.

If any of our third-party manufacturers fail to fulfill our purchase orders, or if any of these manufacturers should become unavailable to us for any reason, including as a result of capacity constraints, differing priorities, financial difficulties or insolvency, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We may be unable to establish agreements with such replacement manufacturers or to do so on terms acceptable to us.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize any of our product candidates. Some of these events could be the basis for FDA, EMA or other regulatory authority action, including injunction, recall, seizure or total or partial suspension of product manufacture or the requirement that we repeat certain of our clinical trials.

To the extent we rely on a third-party manufacturing facility for commercial supply, that third party will be subject to significant regulatory oversight with respect to manufacturing our product candidates.

The preparation of therapeutics for clinical trials or commercial sale is subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of outside agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. We must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to the FDA’s and EMA’s cGMP requirements which are enforced, in the case of the FDA, through its facilities inspection program. To the extent that we utilize third-party facilities for commercial supply, the third party’s facilities and quality systems must pass an inspection for compliance with the applicable regulations as a condition of regulatory approval. In addition, the regulatory authorities may, at any time, audit or inspect the third-party manufacturing facility or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a plant inspection, the FDA or EMA may delay or not grant marketing approval.

Regulatory authorities may also audit or inspect manufacturing facilities at any time following the approval of a product for sale. If any such post-approval inspection or audit identifies a failure to comply with applicable regulations, or if a violation of product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly or time-consuming to implement and that may include the temporary or permanent suspension of commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon our third-party manufacturers or us could harm our business, financial condition, results of operations and prospects.

We do not directly control the manufacturing of, and are completely dependent on, our CMOs for compliance with cGMP requirements. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our CMOs to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our CMOs’ facilities. Our failure, or the failure of third parties, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

Our potential future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

Risks Related to Commercialization of Our Product Candidates

We currently have no marketing and sales force. If we are unable to establish effective sales and marketing capabilities or enter into agreements with third parties to market and sell NSR-REP1 or other product candidates that may be approved, we may not be successful in commercializing our product candidates if and when approved, and we may be unable to generate any product revenue.

If our STAR Phase 3 registrational trial is successful and NSR-REP1 is approved for commercialization, we currently intend to commercialize NSR-REP1 in the United States and Europe directly with a small specialized sales force given the orphan indication. However, we currently do not have an established marketing or sales team for the marketing, sales and distribution of any of our product candidates. In order to commercialize NSR-REP1, if approved, or any of our other product candidates that may be approved, we must build and maintain, on a territory-by-territory basis, marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any product that we may develop;
•	the complexity and the high degree of skill needed to administer our product candidates and our ability to recruit and train a sufficient number of surgeons to support commercialization;
•	the lack of complementary treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability to us from these revenue streams is likely to be lower than if we were to market, sell and distribute any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market or distribute our product candidates or may be unable to do so on terms that are favorable to us. Such third parties may have interests that differ from ours. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell, market, and distribute our product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.

We also will need to train retinal surgeons to perform the procedure necessary to administer NSR-REP1 and NSR-RPGR to patients safely and effectively using our two-step process, which requires significant skill and training. Our other products may also require surgical or other complicated delivery methods. If we are unable to recruit or train sufficient retinal surgeons to perform the procedure or other delivery methods properly, the availability of NSR-REP1, NSR-RPGR or any other product could be substantially diminished.

Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources given the low incidence and prevalence of inherited retinal diseases and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates and the indications we are targeting. Even if our product candidates are approved, if we are unable to successfully market our products, we will not be able to generate significant revenues from such products.

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our product candidates.

The biotechnology and pharmaceutical industries, including the gene therapy field, are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions.

New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

We are aware of a number of companies focused on developing gene therapies in various indications, including Abeona Therapeutics Inc., Adverum Biotechnologies Inc., Allergan plc, Applied Genetic Technologies Corporation (AGTC), Audentes Therapeutics, Inc., Avalanche Biotechnologies, Inc., AveXis, Inc., Biogen Inc., bluebird bio, Inc., Editas Medicine, Inc., 4D Molecular Therapeutics, GenSight Biologics S.A., Homology Medicines, Inc., Horama, S.A., Janssen Pharmaceuticals, Inc., Limelight Bio, Inc., MeiraGTx Limited, Ophthotech Corporation, Oxford Biomedica plc, ProQR Therapeutics N.V., REGENXBIO Inc., the Roche Group, Sanofi S.A., Shire plc, Spark Therapeutics Inc., Ultragenyx Pharmaceuticals, Inc. and uniQure N.V., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

For our specific retinal gene therapy product candidates, the main competitors in clinical development include:

▪

Choroideremia: Spark Therapeutics is developing SPK-7001, an AAV-based gene therapy for the treatment of CHM, and is currently conducting its first Phase 1/2 clinical trial. 4D Molecular Therapeutics LLC, Roche and Biogen also have preclinical programs in CHM and we believe may be planning to initiate clinical trials in the indication in the next 12 months. On February 25, 2019, The Roche Group announced that it entered into a definitive merger agreement to acquire Spark Therapeutics.

▪

X-linked Retinitis Pigmentosa: MeiraGTx, Janssen and AGTC are developing AAV-based gene therapies for the treatment of XLRP and we believe REGENXBIO and other companies may be planning to initiate clinical trials in the future. AGTC and Biogen have published both a stable mutant and a codon-optimized gene capable of producing functional RPGR.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate that we may develop and commercialize.

The market opportunities for our product candidates may be smaller than we anticipate.

We focus our research and development efforts on treatments for rare, inherited retinal diseases. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, is based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, any of which would adversely affect our business, financial condition, results of operations and prospects.

Further, there are several factors that could contribute to making the actual number of patients who receive our potential products, if and when approved, less than the potentially addressable market. These include diagnosis and treatment criteria on such potential products’ labels and the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment, especially in certain inherited retinal degenerative conditions, will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell death. Lastly, certain patients’ immune systems might reduce efficacy or prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.

Ethical, legal and social issues related to genetic testing may reduce demand for any gene therapy products for which we obtain marketing approval.

We anticipate that prior to receiving certain gene therapies, patients would be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for any gene therapy products for which we obtain marketing approval.

The commercial success of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals from the FDA, EMA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and third-party payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy and safety of our product candidates as demonstrated in clinical trials and in the market;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the availability and cost of treatment relative to alternative treatments;
•	patient awareness of, and willingness to seek, genotyping;
•	the willingness of physicians to prescribe, and the target patient population to try, new therapies;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	relative convenience and ease of administration;
•	patient willingness to undergo a surgical procedure;
•	the timing of market introduction of competitive products;
•	the strength of marketing and distribution support;
•	publicity concerning our product candidates or competing products and treatments; and
•	favorable third-party payor coverage and adequate reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.

Specifically, our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe. Gene therapy may not gain the acceptance of the public or the medical community. Our success will in part depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available.

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. We expect that coverage and adequate reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any product candidates for which we obtain marketing approval will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient and the indication;
•	convenient and easy-to-administer compared to alternative treatments;
•	cost-effective compared to alternative treatments; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Assuming we obtain coverage for a given product by a third‑party payor, the resulting reimbursement payment rates may not be adequate or may require co‑payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third‑party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Additionally, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs and biologics, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors develop their coverage and reimbursement policies. However, no uniform policy of coverage and reimbursement exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement. Increasingly, third-party payors are also requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Currently, only one gene therapy product has been approved for coverage and reimbursement by the Centers for Medicare and Medicaid Services, or CMS, the agency responsible for administering the Medicare program. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. Moreover, reimbursement agencies in the European Union or elsewhere may be more conservative than the CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, contains provisions that may reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set list prices for their marketed products, which has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, contain the cost of drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, there have been several U.S. Congressional inquiries, proposed bills, and proposed administrative rules designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Although the outcome and potential effect of these proposals is unclear, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. For example, three gene therapy products have been approved in the European Union; one has since been withdrawn from the market and its approval has expired, and the others have yet to be widely available commercially. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues.

Additionally, in countries where the pricing of gene therapy products is subject to governmental control, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more studies that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug and device products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more studies that compare the cost-effectiveness of our product candidate to other available therapies. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

In the European Union, for example, each European Union Member State may determine those products for which its national health insurance system provides reimbursement and may control the prices of medicinal products for human use marketed in its territory. As a result, following receipt of marketing authorization in the European Union, through any application route, a marketing authorization holder would usually engage in pricing discussions and negotiations with the competent pricing authority in the individual European Union Member States. Some European Union Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. Others approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense and continues on that trajectory. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower priced products in foreign countries that have placed price controls on pharmaceutical products.

A health technology assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in European Union Member States. An HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. An HTA generally focuses on the clinical efficacy, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of an HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual European Union Member States. In some Member States (such as the United Kingdom or Ireland), the outcome of an HTA is a critical factor to a product’s reimbursement status. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between European Union Member States. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, a voluntary network of national authorities or bodies responsible for an HTA in the individual European Union Member States was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to European Union Member States taking a more harmonized approach to HTAs and consequently in how they approach pricing and reimbursement decisions and may negatively affect pricing of certain products in at least some European Union Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on HTAs. This legislative proposal intends to boost cooperation amongst European Union Member States for assessing health technologies. If adopted in its current form, the regulation will permit and equip European Union Member States to use common HTA tools, methodologies and procedures.

Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover product candidates that we or our partners are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.

Risks Related to Our Intellectual Property

Our rights to develop and commercialize our product candidates are subject to the terms and conditions of licenses granted to us by others.

We do not currently own any issued patents and we are heavily reliant upon licenses from Oxford University Innovation Limited (formerly, Isis Innovation Limited), or Oxford, to certain patent rights and proprietary technology that are important or necessary to the development of our technology and product candidates, including the patents and know-how relating to vectors for use in gene therapy for CHM. These and other licenses may not provide exclusive rights to use such intellectual property and technology or may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products, including in territories covered by our licenses. These licenses may also require us to grant back certain rights to licensors and to pay certain amounts relating to sublicensing patent and other rights under the agreement.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce, or defend the patents, covering technology that we license from third parties. For example, Oxford retains control of such activities under the licenses. Therefore, we cannot be certain that the Oxford patents and patent applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.

Licenses to additional third-party technology and materials that may be required for our development programs, including additional technology and materials owned by any of our current licensors, may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have an adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to obtain and maintain patent protection for our current product candidates, any future product candidates we may develop and our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

Our success depends, in large part, on our ability to seek, obtain and maintain patent protection in the United States and other countries with respect to our product candidates and to future innovation related to our manufacturing technology. Our patent portfolio is comprised of patents and patent applications that we own directly and in-license from third parties. We and our licensors have sought and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States, Europe and elsewhere, related to certain technologies and our product candidates that are important to our business. However, the risks associated with patent rights generally apply to patent rights that we own or in-license now or in the future. Moreover, the risks apply with respect to patent rights and other intellectual property applicable to our product candidates, as well as to any intellectual property rights that we may acquire in the future related to future product candidates, if any.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications at a reasonable cost or in a timely manner.

In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which we believe precludes our ability to obtain patent protection for certain inventions relating to such work. Consequently, we will not be able to assert any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

We are a party to intellectual property license agreements with Oxford and Oxford BioMedica (UK) Limited, or BioMedica, which are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various due diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. See the description in the section titled “Business—Collaborations and License Agreements” in this Annual Report. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, or, in some cases, under other circumstances, the licensor may have the right to terminate the license, in which event we would not be able to market product candidates covered by the license. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patent rights are highly uncertain. Our and our licensors’ patent applications may not result in patents being issued which protect our technology or product candidates, effectively prevent others from commercializing competitive technologies and product candidates or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all. During prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Even assuming patents issue from patent applications in which we have rights, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our or our licensors’ patent protection.

Other parties have developed technologies that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to our current and future product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, not at all. Therefore, we cannot know with certainty whether the inventors of our patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, we may not be certain that we were the first to file for patent protection for the inventions claimed in our patents or patent applications. Even if our patent applications do issue as patents in the future, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty.

The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or licensed patents have, or that any of our owned or licensed pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar versions of such products.

In addition, the intellectual property portfolio licensed to us by Oxford may be used by them or licensed to third parties, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons.

Even if we acquire patent protection that we expect should enable us to maintain some competitive advantage, third parties, including competitors, may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our patents may be challenged in courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our pending patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to the inventors of such patents or applications, or may have filed patent applications before us or our licensors. A competitor who can establish an earlier filing or invention date may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents, if issued. Competitors may also contest our patents, if issued, by showing that the invention was not patent-eligible, was not novel, was obvious or that the patent claims failed any other requirement for patentability.

In addition, we or our licensors such as Oxford may in the future be subject to claims by former employees or consultants asserting an ownership right in our patent applications, as a result of the work they performed. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, or could limit the duration of the patent protection covering our technology and product candidates. Such challenges may also result in our inability to manufacture or commercialize our product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if they are unchallenged, our licensed and owned patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapeutic that provides benefits similar to one or more of our product candidates but that uses a vector or an expression construct that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

We currently depend, and will continue to depend, on our license agreements, including our agreements with Oxford and BioMedica, whereby we obtain rights in certain patents and patent applications owned by them. Further development and commercialization of our current product candidates may, and development of any future product candidates will, require us to enter into additional license or collaboration agreements, including, potentially, additional agreements with Oxford or BioMedica. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, result in loss of access, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

If any of our licenses or material relationships or any in-licenses upon which our licenses are based are terminated or breached, we may:

•	lose our rights to develop and market our product candidates;
•	lose patent protection for our product candidates;
•	experience significant delays in the development or commercialization of our product candidates;
•	not be able to obtain any other licenses on acceptable terms, if at all; or
•	incur liability for damages.

In addition, a third party may in the future bring claims that our performance under our license agreements, including our sponsoring of clinical trials, interferes with such third party’s rights under its agreement with one of our licensors. If any such claim were successful, it may adversely affect our rights and ability to advance our product candidates as a clinical candidates or subject us to liability for monetary damages, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

These risks apply to any agreements that we may enter into in the future for our current or any future product candidates. If we experience any of the foregoing, it could have a negative impact on our business, financial condition, results or operations and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from one or more of these same third parties or from others to advance our research or allow commercialization of our product candidates. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize our product candidates, which could harm our business. We cannot provide any assurances that third-party patents or other intellectual property rights do not exist which might be enforced against our current or future manufacturing methods or product candidates, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

In each of our existing license agreements, and we expect in our future agreements, patent prosecution of our licensed technology is controlled solely by the licensor, and we may be required to reimburse the licensor for their costs of patent prosecution. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Our license agreements with Oxford also require us to meet development thresholds to maintain each license, including establishing a set timeline for developing and commercializing product candidates. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights pursuant to our collaborative development relationships;
•	our diligence obligations under the license agreements and what activities satisfy those diligence obligations;
•	the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize our product candidates.

We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses.

We currently have certain rights to the intellectual property, through licenses from third parties, to develop our product candidates. Because our programs may require the use of additional proprietary rights held by these or other third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We may collaborate with non-profit and academic institutions to accelerate our preclinical research and development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we have, we may have to abandon development of our product candidates and our business, financial condition, results of operations and prospects could suffer. Moreover, to the extent that we seek to develop other product candidates in the future, we will likely require acquisition or in-license of additional proprietary rights held by third parties.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated as a result of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have an adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In some cases, we may not be able to obtain patent protection for certain licensed technology outside the United States. Even if we obtain licenses granting us worldwide rights, patents or patent applications might not have been pursued in each jurisdiction.  In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products or methods of treatment, which could make it difficult for us to stop the infringement of our patents, if pursued and obtained, or marketing of competing products in violation of our proprietary rights generally. For example, an April 2018 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

If one of our licensing partners or we initiate legal proceedings against a third party to enforce a patent covering our product candidates, assuming such a patent has issued or does issue, the defendant could counterclaim that the patent covering our product candidates is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description, non-enablement or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution.

Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include pre-issuance submissions, ex parte re-examination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Some of these mechanisms may even be exploited anonymously by third parties.  For example, in February 2019, a third party filed an opposition with the European Patent Office challenging the validity of a European patent exclusively licensed by us from Oxford for the AAV vector we use in our product candidate for choroideremia. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on our product candidates. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Such a loss of patent protection could have an adverse impact on our business.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, collaborators, scientific advisors and contractors. However, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets.

We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements and security measures, they may still be breached, and we may not have adequate remedies for any breach.

In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Competitors could purchase our product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ therapeutics, our competitive position could be adversely affected, as could our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, ex parte re-examination, post-grant review and inter partes review before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our products, manufacturing methods, formulations or administration methods are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain or guarantee that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and institutions have filed, and continue to file, patent applications related to gene therapy and related manufacturing methods. Some of these patent applications have already been allowed or issued and others may issue in the future. For example, we are aware of certain issued U.S. patents, and foreign counterparts thereof, that claim codon-optimized versions of the RPGR gene. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates and we may or may not be aware of such patents. If a patent holder believes the manufacture, use, sale or importation of one of our product candidates infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States may remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that product candidates or our technology did not infringe a third-party patent.

If we are found, or believe there is a risk that we may be found, to infringe a third party’s valid and enforceable intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some or all of our business operations, which could harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, reputation, financial condition, results of operations and prospects.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming. Competitors may infringe our intellectual property rights or the intellectual property rights of our licensing partners, or we may be required to defend against claims of infringement. To counter infringement or unauthorized use claims or to defend against claims of infringement can be expensive and time consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ADSs. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a negative impact on our ability to compete in the marketplace.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, as well as our academic partners. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and adversely affect our reputation. An inability to incorporate such technologies or features would harm our business and may prevent us from successfully commercializing our product candidates. In addition, we may lose personnel as a result of such claims and any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we may own may have an adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United

States from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent through various post-grant proceedings administered by the USPTO. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO has promulgated new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a negative impact effect on our business, financial condition, results of operations and prospects.

As an example, the Leahy-Smith Act provides an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, that provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impacts the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own licensed patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.

We also may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, or post-grant review proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have been decided by the Supreme Court of the United States, or the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to patent-ineligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. In Myriad, the Supreme Court held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent-eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent-eligible.

On March 4, 2014, the USPTO issued a guidance memorandum to patent examiners titled, “2014 Procedure for Subject Matter Eligibility Analysis of Claims Reciting or Involving Laws of Nature/Natural Principles, Natural Phenomena, and/or Natural Products.” On December 6, 2014, a memorandum entitled “2014 Interim Guidance on Subject Matter Eligibility” was published. On July 30, 2015, an update pertaining to patent subject matter eligibility was published by the USPTO. These guidelines instruct USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids. Certain of our licensed and owned patents and patent applications contain claims that relate to specific DNA sequences that are naturally occurring at least in part and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could impact our ability to pursue similar patent claims in patent applications we may prosecute in the future.

We cannot assure you that our efforts to seek patent protection for our technology and product candidates will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact the Supreme Court’s decisions in Prometheus and Myriad may have on the ability of life science companies to obtain or enforce patents relating to their products and technologies in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could have a negative impact on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Moreover, although the Supreme Court has held in Myriad that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter. Such outcomes could harm our business, financial condition, results of operations or prospects.

Outside the United States, other courts have also begun to address the patenting of genetic material. In August 2015, the Australian High Court ruled that isolated genes cannot be patented in Australia. The decision did not address methods of using genetic material. Any ruling of a similar scope in other countries could affect the scope of our intellectual property rights.

If we do not obtain patent term extensions and data exclusivity for our product candidates, our business may be harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more U.S. patents that we license or own may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, certain of our licenses currently or in the future may not provide us with the right to control patent-term extension decisions under the Hatch-Waxman Amendments. Thus, if one of our important licensed patents is eligible for a patent term extension under the Hatch-Waxman Amendments, and it covers a product of another licensee in addition to our own product candidate, we may not be able to obtain an extension if the other licensee seeks and obtains that extension first.  We also may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to enter the market sooner, and our revenue could be reduced.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

We do not currently have any registered trademarks and we have not filed any trademark applications to date. Any trademark applications in the United States, Europe and in other foreign jurisdictions where we may file may not be allowed or may subsequently be opposed. Once filed and registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our business, financial condition, results of operations, or prospects.

Intellectual property rights and regulatory exclusivity rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make gene therapy products that are similar to our product candidates but that are not covered by the claims of the patents and patent applications that we license or own;
•	we, or our license partners or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or own;

•	we, or our license partners or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•

others may circumvent our regulatory exclusivities, such as by pursuing approval of a competitive product candidate via the traditional approval pathway based on their own clinical data, rather than relying on the abbreviated pathway provided for biosimilar applicants;

•	it is possible that our pending owned or licensed patent applications will not lead to issued patents;
•	issued patents that we hold rights to now or in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•	others may have access to the same intellectual property rights licensed to us on a non-exclusive basis;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;
•	the patents or other intellectual property rights of others may have an adverse effect on our business; or
•	we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates and the approval may be for a more narrow indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. The FDA must review and approve any new pharmaceutical product before it can be marketed and sold in the United States. The FDA regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of a product candidate and proposed labeling, as well as the evaluation of the manufacturing process and manufacturers’ facilities, is lengthy, expensive and uncertain. To obtain approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product candidate is both safe and effective for each indication where approval is sought. Even if our product candidates meet the FDA’s safety and efficacy endpoints in clinical trials, the FDA may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. The FDA has substantial discretion in the review and approval process and may refuse to file our application for substantive review or may determine after review of our data that our application is insufficient to allow approval of our product candidates. The FDA may require that we conduct additional preclinical studies, clinical trials or manufacturing validation studies and submit that data before it will reconsider our application. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

The FDA, EMA or other regulatory authorities also may approve a product candidate for more limited indications than requested or may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require precautions or contraindications with respect to conditions of use or may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA, EMA or other regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could harm the commercial prospects for our product candidates and negatively impact our business, financial condition, results of operations and prospects.

Delays in obtaining regulatory approval of our manufacturing process and facility or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts. To date, to our knowledge, a limited number of cGMP gene therapy manufacturing facilities in the United States have received approval from the FDA for the manufacture of an approved gene therapy product.

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. Before we can begin to commercially manufacture our product candidates, whether in a third-party facility or in our own facility, once established, we must obtain regulatory approval from the FDA for our manufacturing process and facility. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. To date, to our knowledge, a limited number of cGMP gene therapy manufacturing facilities have received approval from the FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain.  In addition, we expect that we or a third-party manufacturer will be required to pass a pre-approval inspection of the manufacturing facility by the FDA before our product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMPs, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers are found to be non-compliant with cGMPs, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMPs, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

If we or our third-party manufacturers fail to comply with applicable cGMP regulations, the FDA, EMA and other regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition, results of operations and prospects to be harmed.

Additionally, if the supply from our third-party manufacturers is interrupted, there could be a significant disruption in commercial supply of our products. We do not currently have a backup manufacturer of our product candidate supply for clinical trials or commercial sale. An alternative manufacturer would need to be qualified through a supplement to its regulatory filing, which could result in further delays. The regulatory authorities also may require additional clinical trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by applicable regulatory authorities for a significant period of time. In addition, even if we obtain orphan drug exclusivity for any of our products, such exclusivity may not protect us from competition.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product.

We have received orphan drug designation for NSR-REP1 for the treatment of CHM from the FDA in the United States and from the EMA in the European Union. We have also received orphan drug designation from the EMA in the European Union for NSR-RPGR for the treatment of XLRP and from the FDA in the United States for the treatment of inherited retinal dystrophies due to defects in the RPGR gene. The designation of any of our product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval. For example, we are aware that Spark Therapeutics Inc. was also granted orphan product designation by the EMA and FDA for its product candidate for the treatment of CHM and is currently enrolling patients in a Phase 1/2 clinical trial.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), absent a demonstration of clinical superiority over the “same drug” with orphan exclusivity, we will be precluded from receiving marketing approval for our product for the protected orphan indication during the applicable exclusivity period. The applicable orphan drug exclusivity period is seven years in the United States and ten years in the European Union. The orphan drug exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that, to obtain orphan exclusivity upon approval, a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that for an orphan-designated drug that goes on to obtain marketing approval for the orphan indication, the Orphan Drug Act unambiguously requires that the FDA recognize a seven year orphan exclusivity period for that drug regardless of a showing of clinical superiority over any previously approved same drugs. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•

the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

Regenerative medicine advanced therapy, or RMAT, designation for our product candidates may not lead to faster development or regulatory processes nor does it increase the likelihood that such product candidates will receive marketing approval.

RMAT was introduced as a new designation under the 21st Century Cures Act for the development and review of certain regenerative medicine therapies.  To receive RMAT designation, a regenerative medicine product candidate must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition with preliminary clinical evidence indicating that the drug has the potential to address unmet medical need. RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over available therapies, as breakthrough designation requires.

An RMAT product candidate receives: intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and a rolling review.  Regenerative medicine therapies that quality for RMAT designation may also quality for other FDA expedited programs, including fast track designation, breakthrough therapy designation, accelerated approval and priority review designation, if they meet the criteria for such programs. However, RMAT designation does not assure that marketing approval will be granted and, if granted, that the approval process would be any faster than it would have otherwise been.

In June 2018, we received RMAT designation for NSR-REP1 for the treatment of CHM. However, there is no guarantee that the receipt of RMAT designation will result in a faster development process, review or approval for NSR-REP1 in CHM or increase the likelihood that NSR-REP1 will be granted marketing approval for CHM. Likewise, any future RMAT designation or other expedited review status such as breakthrough therapy designation for any of our other product candidates neither guarantees a faster development process, review or approval nor improves the likelihood of the grant of marketing approval by FDA for any such product candidate compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any

RMAT or other expedited review status at any time. We may seek RMAT or breakthrough therapy designation for our other product candidates, but the FDA may not grant this status to any such product candidates.

We may seek fast track designation by the FDA for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet needs for this condition, the treatment sponsor may apply for FDA fast track designation. In November 2018, we received fast track designation for NSR-RPGR in XLRP from the FDA. If we seek fast track designation for any other product candidates, we may not receive it from the FDA. However, even if we receive fast track designation, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development, regulatory review or approval process with fast track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

A breakthrough therapy designation by the FDA for a product candidate may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a breakthrough therapy designation for one or more product candidates. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Even if we obtain regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. In addition, the holder of a BLA must comply with the FDA’s advertising and promotion requirements, such as those related to the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”). Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market, the institution of a REMS program or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements following approval of our product candidates, a regulatory or enforcement authority may:

•	issue a warning letter asserting that we are in violation of the law;
•	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;
•	restrict the marketing or manufacturing of the product;
•	seize or detain the product or otherwise require the withdrawal of the product from the market;
•	refuse to permit the import or export of the product; or
•	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and adversely affect our business, financial condition, results of operations and prospects.

In addition, the FDA’s policies, and those of the EMA and other regulatory authorities, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would negatively impact our business, financial condition, results of operations and prospects.

Even if we obtain and maintain approval for our product candidates in a major pharmaceutical market such as the United States, we may never obtain approval for our product candidates in other major markets.

In order to market any products in a country or territory, we must establish and comply with numerous and varying regulatory requirements of such countries or territories regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approvals in all major markets could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We currently do not have any product candidates approved for sale in any jurisdiction, whether in the United States, Europe or any other international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be compromised.

We may seek a conditional marketing authorization in Europe for some or all of our current product candidates, but we may not be able to obtain or maintain such designation.

As part of its marketing authorization process, the European Commission may grant marketing authorizations for certain categories of medicinal products on the basis of less complete data than is normally required, when doing so may meet unmet medical needs of patients and serve the interest of public health. In such cases, it is possible for the CHMP to recommend the granting of a marketing authorization, subject to certain specific obligations to be reviewed annually, which is referred to as a conditional marketing authorization. This may apply to medicinal products for human use that are subject to approval through the centralized process, including those that aim at the treatment, the prevention, or the medical diagnosis of seriously debilitating or life-threatening diseases and those designated as orphan medicinal products.

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

•	the risk-benefit balance of the medicinal product is positive;
•	it is likely that the applicant will be in a position to provide the comprehensive clinical data;
•	unmet medical needs will be fulfilled; and
•	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data is still required.

The granting of a conditional marketing authorization is restricted to situations in which only the clinical part of the application is not yet fully complete. Incomplete preclinical or quality data may only be accepted if duly justified and only in the case of a product intended to be used in emergency situations in response to public health threats. Conditional marketing authorizations are valid for one year, on a renewable basis. The holder will be required to complete ongoing trials or to conduct new trials with a view to confirming that the benefit-risk balance is positive. In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data.

Granting a conditional marketing authorization allows medicines to reach patients with unmet medical needs earlier than might otherwise be the case and will ensure that additional data on a product is generated, submitted, assessed and acted upon. Although we may seek a conditional marketing authorization for one or more of our product candidates, the CHMP may ultimately not agree that the requirements for such conditional marketing authorization have been satisfied and hence delay the commercialization of our product candidates.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The MMA expanded Medicare coverage for outpatient drug purchases by adding a new Medicare Part D program and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs. In addition, the MMA authorized Medicare Part D prescription drug plans to limit the number of drugs that will be covered in any therapeutic class in their formularies. The MMA’s cost reduction initiatives and other provisions could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. Similar regulations or reimbursement policies may be enacted in international markets which could similarly impact our business.

More recently, in March 2010, the PPACA was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biologic products that are demonstrated to be “highly similar” (biosimilar) or “interchangeable” with an FDA-approved biologic product. This new pathway could allow competitors to reference data from biologic products already approved after 12 years from the time of approval. This could expose us to potential competition by lower-cost biosimilars even if we commercialize a product candidate faster than our competitors.

Moreover, the creation of this abbreviated approval pathway does not preclude or delay a third party from pursuing approval of a competitive product candidate via the traditional approval pathway based on their own clinical trial data.

Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the PPACA and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program.

For each state that does not choose to expand its Medicaid program, there likely will be fewer insured patients overall, which could impact the sales, business and financial condition of manufacturers of branded prescription drugs. Where patients receive insurance coverage under any of the new options made available through the PPACA, manufacturers may be required to pay Medicaid rebates on that resulting drug utilization. The U.S. federal government also has announced delays in the implementation of key provisions of the PPACA. The implications of these delays for our and our potential partners’ business and financial condition, if any, are not yet clear.

In addition, there have been judicial and congressional challenges to certain aspects of the PPACA, and we expect the current administration will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the PPACA. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  The Congress will likely consider other legislation to replace elements of the PPACA, during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the PPACA exchanges. At the same time, the Trump Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.  Further, in July 2018 following a federal district court decision form New Mexico, the Trump Administration announced that it would be freezing payments to insurers under the PPACA to cover sicker patients until it or Congress can address the appropriate methodology for calculating and making such payments.  It remains to be seen how this action will affect the implementation of the PPACA.

We will continue to evaluate the effect that the PPACA and its possible repeal and replacement could have on our business.  It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits.  While the timing and scope of any potential future legislation to repeal and replace PPACA provisions is highly uncertain in many respects, it is also possible that some of the PPACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with PPACA coverage expansion provisions.  Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, there have been several U.S. Congressional inquiries, proposed bills, and proposed administrative rules designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Although the outcome and potential effect of these proposals is unclear, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

In addition, on May 11, 2018, the Trump Administration issued “blueprint” on drug prices.  Under the blueprint, the Trump Administration describes a number of mechanisms for lowering manufacturer list prices and reducing patient out-of-pocket costs. For example, the blueprint indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. Although the blueprint contains a number of policy objectives, we cannot know the form that any new requirements will ultimately take or the effect that they may have on our business. In addition, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, including research and development tax credits, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions including research and development tax credits, that we have taken, which could result in increased tax liabilities. For example, Her Majesty’s Revenue & Customs, or HMRC, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contrast such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

We are subject to the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010, or the Bribery Act, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The Bribery Act, the FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. We and our commercial partners operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by United Kingdom, United States or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Our relationships with customers, physicians and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws and other healthcare laws and regulations. If we are found in violation of these laws and regulations, we may be required to pay a penalty or be suspended from participation in federal or state healthcare programs, which may adversely affect our business, financial condition and results of operations.

Our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal laws and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research programs and proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for either the referral of an individual, or the purchase, leasing, furnishing or arranging for the purchase, lease or order of a good, facility, item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The PPACA amended the intent requirement of the federal Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

•

federal civil and criminal false claims laws and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent. The PPACA provides, and recent government cases against pharmaceutical and medical device manufacturers support the view that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and certain health care providers, and their respective business associates that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf;

•

federal transparency laws, including the federal Physician Payment Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to: (i) payments or other “transfers of value” made to physicians and teaching hospitals and (ii) ownership and investment interests held by physicians and their immediate family members; and

•

state and foreign law equivalents of each of the above federal laws, state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we may be required to curtail or restructure our operations, any of which could adversely affect our ability to operate our business and our results of operations.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national laws of European Union Member States, including anti-bribery laws such as the Bribery Act. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry or health system codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the European Union General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities in the European Union.

If we or our service providers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur substantial costs.

We and our service providers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the generation, handling, use, storage, treatment, manufacture, transportation and disposal of, and exposure to, hazardous materials and wastes, as well as laws and regulations relating to occupational health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biologic materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our or our service providers’ use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Business Operations

We may not be successful in our efforts to identify or discover additional product candidates and may fail to capitalize on programs or product candidates that may be a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to identify, develop and commercialize a pipeline of gene therapy treatments for rare inherited retinal diseases. Research programs to identify new product candidates require substantial technical, financial and human resources. Although certain of our product candidates are currently in clinical or preclinical development, we may fail to identify other potential product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential suitable product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate, which could have a negative impact on our business, financial condition, results of operations and prospects.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on members of our executive team, including David Fellows, our Chief Executive Officer, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skillsets. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, failure to succeed in preclinical studies or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have an adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and, in the longer term, build a commercial infrastructure to support commercialization of any of our product candidates that are approved for sale. Future growth would impose significant added responsibilities on members of management, may lead to significant added costs, and may divert our management and business development resources. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development, commercialization and growth goals.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA or EMA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA, EMA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA, EMA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. While we have a code of business conduct and ethics applicable to all of our employees, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant criminal, civil and administrative sanctions, such as monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we may be required to curtail or restructure our operations.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.

We face an inherent risk of product liability exposure related to the testing of our current and future product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidate that we may develop;
•	loss of revenue;
•	substantial monetary awards to trial participants or patients;
•	significant time and costs to defend the related litigation;
•	withdrawal or slower enrollment of clinical trial participants;
•	the inability to commercialize any product candidates that we may develop; or
•	injury to our reputation and significant negative media attention.

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

The United Kingdom’s vote in favor of withdrawing from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the market price of our ADSs and make it more difficult to do business in Europe.

Following its national referendum, the United Kingdom Government notified the European Union of its intent to leave the European Union on March 29, 2017, pursuant to the requirements set out Article 50 of the Treaty of the European Union. According to the timeframe set out in Article 50, unless time-extension is granted, the United Kingdom will leave the European Union after March 29, 2019. Thereafter, the United Kingdom will be treated as a third country and it will no longer be a Member State of the European Union and will not enjoy the same benefit as a Member State of the European Union.

On November 25. 2018, the European Council endorsed the Agreement on the Withdrawal of the United Kingdom from the European Union at its Special Meeting. The Withdrawal Agreement contains a transition period which will end December 31, 2020, within which European Union law continues to be applicable to and in the United Kingdom. The terms of the Withdrawal Agreement will have to be approved by the UK Parliament. The purpose of the transition period is to ensure business continuity for a defined period. There is uncertainty that the UK Parliament will approve the Withdrawal Agreement before March 29, 2019, in view of the ongoing development in the UK Parliament and the UK government’s responses to the declared parliamentary position.

If the Withdrawal Agreement is not approved before March 29, 2019, the United Kingdom will leave the European Union without the benefit of the transition period. This scenario is commonly known as “hard Brexit” which will mean that the United Kingdom will be trading with the European Union as a “third country” under the terms of the World Trade Organization. This would require EU and UK businesses to deal with a new border, including applying the related tariff. It also could lead to differences in regulatory regimes between the European Union and the United Kingdom, and the rise of “non-tariff barriers.” A hard Brexit would require customs agencies in the European Union and the United Kingdom to treat imports from, and exports to, the other party in the same way as they currently manage relations with states outside of the European Union and European Economic Area. This will result in bringing new burdens in regulatory controls and risk management, as well as additional resources required to manage the additional administrative burdens. In January 2019, the United Kingdom published draft secondary legislation commonly known as Statutory Instruments to manage scenarios for medicines regulations where the terms of the Withdrawal Agreement are not accepted and the United Kingdom will no longer be part of the EU regulatory system.

The general speculation and uncertainty around Brexit has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. As a result of this uncertainty, global financial markets could experience significant volatility, which could adversely affect the market price of our ADSs. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Lack of clarity about future laws and regulations in the UK as the United Kingdom determines which European Union rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union Member States pursue withdrawal, barrier-free access between the United Kingdom and other European Union Member States or among the European Economic Area overall could be diminished or eliminated.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations as Brexit may change the legal framework applicable to our business. Depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in Europe more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Furthermore, at present, there are no indications of the effect Brexit will have on the pathway to obtaining marketing approval for any of our product candidates in the United Kingdom, or what, if any, role the EMA may have in the approval process.  Any delay in obtaining, or an inability to obtain, any marketing approvals as a result of Brexit or otherwise would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Exchange rate fluctuations may materially affect our results of operations and financial condition.

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. dollar, may adversely affect us. Although we are based in the United Kingdom, we source research and development, manufacturing, consulting and other services from the United States and the European Union. Further, potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

Exchange rate fluctuations between local currencies and the pound create risk in several ways, including the following:

•	weakening of the pound may increase the pound-denominated cost of overseas research and development expenses and the cost of sourced product components outside of the U.K.;
•	strengthening of the pound may decrease the value of our revenues denominated in other currencies;
•	the exchange rates on non-pound transactions and cash deposits can distort our financial results; and
•	commercial pricing and profit margins can be affected by currency fluctuations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, contractors and consultants, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect or anticipate. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

While we have not experienced a system failure, accident, cyber-attack or security breach that has resulted in a material interruption in our operations to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation or competitive position, require to expend significant capital and other resources to address the breach, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business and the further development and commercialization of our product candidates could be delayed.

Risks Related to Ownership of Our Securities

The price of our ADSs may be volatile and may fluctuate substantially due to factors beyond our control.

The trading price of our ADSs has fluctuated and is likely to continue to fluctuate significantly.  The market price of our ADSs depends on a number of factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	the perceived likelihood of the completion of the proposed acquisition of our company by Biogen;

•	the commencement, enrollment or results of our planned and future clinical trials, as well as positive or negative results from, delays in, such testing or clinical trials;
•	the loss of any of our key scientific or management personnel;
•	announcements of the failure to obtain regulatory approvals or receipt of warning letters from the FDA, EMA or other regulatory agency;
•	announcements of undesirable restricted labeling indications or patient populations, or changes or delays in regulatory review processes;
•	announcements of innovations or new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to our product candidates;
•	any changes to our relationships with licensors, collaborators, manufacturers or suppliers, including the commencement, termination, and success of future collaborations;
•	the failure of our testing and clinical trials or of those of our competitors;
•	unanticipated safety concerns;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	the achievement of expected product sales and profitability;
•	the ability to obtain third-party reimbursements for our product candidates;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	our cash position;
•	changes in financial estimates or recommendations by securities analysts, including publication of research reports or comments by securities or industry analysts;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	potential acquisitions, financings or other corporate transactions;
•	the trading volume of our ADSs on Nasdaq;
•	sales of our ADSs by us, our executive officers and directors or our shareholders in the future;
•

general economic, political, and market conditions and overall fluctuations in the financial markets, and specifically the pharmaceutical and biotechnology sectors, in the United States or the United Kingdom;

•	changes in accounting principles; and
•	other events and factors, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control.

In addition, the stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause the price of our ADSs to decline rapidly and unexpectedly. You may not realize any return on your investment in us and may lose some or all of your investment.

Substantial future sales of our ADSs, or the perception that these sales could occur, could cause the price of the ADSs to decline.

Additional sales of our ADSs, or the perception that these sales could occur, could cause the market price of the ADSs to decline. If any of our large shareholders or members of our management team sell substantial amounts of ADSs in the public market, or the market perceives that such sales may occur, the market price of our ADSs and our ability to raise capital through an issue of equity securities in the future could be adversely affected.

An active trading market for our ADSs may not be sustained.

Our ADSs began trading on the Nasdaq Global Select Market in September 2017. Given the limited trading history of our shares, there is a risk that an active trading market may not continue to develop or be sustained. If an active market for our ADSs does not continue to develop or is not sustained, it may be difficult for you to sell shares or ADSs without depressing the market price for the shares, or at all.

Our ADSs will not be traded on any exchange outside of the United States.

Our ADSs are listed only in the United States on the Nasdaq Global Select Market, and we have no plans to list the ADSs or our ordinary shares in any other jurisdiction. As a result, a holder of ADSs outside of the United States may not be able to effect transactions in the ADSs as readily as the holder may if our securities were listed on an exchange in that holder’s home jurisdiction.

Shareholder protections and restrictions found in provisions under The City Code on Takeovers and Mergers do not apply to us.

In March 2018, the UK Takeover Panel confirmed that we are not considered to be subject to The City Code on Takeovers and Mergers, or The Takeover Code, and, as a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under The Takeover Code.  The Takeover Code provides a framework within which takeovers of companies are regulated and conducted and which may operate to prohibit certain arrangements and courses of conduct considered customary in the United States.  There are no provisions in our Articles of Association which replicate the provisions of The Takeover Code.

We believe that this position is unlikely to change at any time in the near future, but in accordance with good practice, we will review the situation on a regular basis and co-operate and consult with the UK Takeover Panel if there is any material change in our circumstances with respect to matters which the UK Takeover Panel might consider relevant in their determination of jurisdiction over us.

The significant share ownership position of our executive officers, directors and principal shareholders may limit your ability to influence corporate matters.

As of February 28, 2019, our executive officers and directors, combined with our affiliated shareholders who owned more than 5% of our outstanding ADSs or ordinary shares and their respective affiliates, in the aggregate, beneficially owned ordinary shares representing approximately 63% of our outstanding share capital. As a result, if these shareholders were to choose to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. These shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members and the approval of certain significant corporate transactions. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving us that other shareholders may desire.

Any of these consequences could adversely affect the market price of our ADSs.

We have broad discretion in the use of our available cash and other sources of funding and may not use them effectively.

Subject to certain restrictions in our Implementation Agreement with Biogen, our management has broad discretion in the use of our available cash, cash equivalents and marketable securities and could spend those resources in ways that do not improve our results of operations or enhance the value of our ADSs.  The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our ADSs to decline and delay the development and commercialization of our product candidates.  We may invest our available cash and cash equivalents, pending their use, in a manner that does not produce income or that loses value.

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.

We are incorporated under English law. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the U.K. Companies Act 2006, or the Companies Act, and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.

Holders of our ADSs may not have the same voting rights as the holders of our ordinary shares and may not receive voting materials in time to be able to exercise their right to vote.

Holders of the ADSs will not be able to exercise voting rights attaching to the ordinary shares evidenced by the ADSs on an individual basis. The depositary or its nominee will act as the representative for the holders of the ADSs and will exercise the voting rights attached to the ordinary shares represented by the ADSs. Holders of our ADSs may not receive voting materials in time to instruct the depositary to vote, and it is possible that they, or persons who hold their ADSs through brokers, dealers or other third parties, will not have the opportunity to exercise a right to vote. Furthermore, the depositary will not be liable for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a result, holders of our ADSs may not be able to exercise voting rights and may lack recourse if their ADSs are not voted as requested. In addition, holders of our ADSs will not be able to call a shareholders’ meeting.

Holders of our ADSs may not receive distributions on our ordinary shares represented by the ADSs or any value for them if it is illegal or impractical to make them available to holders of ADSs.

The depositary for the ADSs has agreed to pay to holders of our ADSs the cash dividends or other distributions it or the custodian receives on our ordinary shares or other deposited securities after deducting its fees and expenses. Holders of our ADSs will receive these distributions in proportion to the number of our ordinary shares their ADSs represent. However, in accordance with the limitations set forth in the deposit agreement, it may be unlawful or impractical to make a distribution available to holders of the ADSs. We have no obligation to take any other action to permit distribution on the ADSs, ordinary shares, rights or anything else to holders of the ADSs. This means that holders of our ADSs may not receive the distributions we make on our ordinary shares or any value from them if it is unlawful or impractical to make them available to you. These restrictions may have an adverse effect on the value of the ADSs.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our ADS holders’ and shareholders’ sole source of gains and they may never receive a return on their investment.

We have not paid dividends in the past on our ordinary shares. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.  Under current English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be paid. Therefore, we must have distributable profits before issuing a dividend. The declaration and payment of any future dividends is at the sole discretion of our board of directors, and the terms of future contracts or debt agreements to which we may become a party might preclude us from paying dividends.  Additionally, our Implementation Agreement with Biogen generally restricts, subject to certain limited exceptions (including, without limitation, Biogen’s prior written consent), subject to certain limited exceptions (including, without limitation, Biogen’s prior written consent), our ability to pay any dividends on our ADSs during the interim period between the execution of the implementation agreement and the completion of the transaction (or the date on which the implementation agreement is earlier terminated). As a result, capital appreciation, if any, on our ADSs will be our ADS holders’ sole source of gains for the foreseeable future, and they will suffer a loss on their investment if they are unable to sell their ADSs at or above the price at which they purchased the ADSs.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We intend to continue to evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent liabilities;
•	assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing development programs and initiatives in pursuing such a strategic partnership, merger or acquisition;
•	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or drug candidates and regulatory approvals; and
•

our inability to generate revenue from acquired technology and/or product candidates sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

Any or all of these risks could have an adverse effect on our business, financial condition, results of operations and prospects.

We are an emerging growth company and a smaller reporting company and will take advantage of certain reduced reporting requirements applicable to such companies that may make our ADSs less attractive to investors.

We are an “emerging growth company,” or an EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and reduced disclosure obligations regarding executive compensation. As an EGC, we are required to report only two years of financial results and selected financial data compared to three and five years, respectively, for comparable data reported by other public companies. We may take advantage of these exemptions until we are no longer an EGC. We could be an EGC until December 31, 2022, although circumstances could cause us to lose that status earlier, including if the aggregate market value of our ADSs held by non-affiliates exceeds $700 million as of June 30 (the end of our second fiscal quarter) of any fiscal year before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, in which case we would no longer be an EGC as of December 31 (our fiscal year-end) of such fiscal year.

We are also a “smaller reporting company,” or an SRC, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be an SRC if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. Even after we no longer qualify as an EGC, we may still qualify as an SRC, which would allow us to take advantage of many of the same exemptions from disclosure requirements.  In addition to the above reduced disclosure requirements applicable to EGCs, as an SRC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not SRCs. These exemptions include:  being permitted to provide only two years of financial results in this Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; not being required to provide selected financial data; not being required to furnish a contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and not being required to furnish a stock performance graph in our annual report.

We cannot predict if investors will find our ADSs less attractive because we may rely on these exemptions. If some investors find our ADSs less attractive as a result, there may be a less active trading market for our ADSs and the price of our ADSs may be more volatile.

In addition, the JOBS Act also provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards.  This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have irrevocably elected not to delay such adoption of new or revised accounting standards, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not EGCs.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.  As a result, holders of our securities could lose confidence in our financing and other public reporting, which would harm our business and the trading price of our ADSs.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.

Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting.

Although Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an EGC or otherwise exempt from such requirement.

The presence of material weaknesses could result in financial statement errors which, in turn, could lead to errors in our financial reports, delays in our financial reporting, which could require us to restate our operating results or our auditors may be required to issue a qualified audit report. We might not identify one or more material weaknesses in our internal controls in connection with evaluating our compliance with Section 404(a). To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. Implementing any appropriate changes to our internal control may require specific compliance training of our directors and employees, entail substantial costs to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in maintaining the adequacy of our internal control.

If either we are unable to conclude that we have effective internal control over financial reporting or, at the appropriate time, our independent auditors are unwilling or unable to provide us with an unqualified report on the effectiveness of our internal control over financial reporting as required by Section 404(b), investors may lose confidence in our operating results, the price of our ADSs could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404, we may not be able to remain listed on Nasdaq.

We previously identified a material weakness in our internal control over financial reporting. We may identify further material weaknesses in our internal control over financial reporting for future fiscal years. If we do not remediate material weaknesses or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Our management and independent registered public accounting firm previously identified a deficiency that was concluded to represent a material weakness in our internal control over financial reporting attributable to our lack of sufficient financial reporting and accounting personnel. SEC guidance regarding management’s report on internal control over financial reporting defines a material weakness as a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. This finding relates to our internal control infrastructure as of December 31, 2016 and 2015 where we did not design or implement sufficient processes, controls and other review procedures to evaluate the recognition and accrual of expenses for periods ended December 31, 2016 and 2015. As a result, there were adjustments required in connection with closing our books and records and preparing our 2016 and 2015 financial statements.

In response to the material weakness, we hired a full-time Chief Financial Officer in April 2017. We have hired and intend to hire additional finance and accounting personnel with appropriate expertise to perform specific functions, and design and implement improved processes and internal controls, build our financial management and reporting infrastructure and further develop and document our accounting policies and financial reporting procedures, including ongoing senior management review and audit committee oversight.

While we believe we have remediated the previously identified material weakness, we may discover future deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us or subsequent testing by our independent registered public accounting firm. More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

We will incur significant costs as a result of operating as a company whose ADSs are publicly traded in the United States, and our management will be required to devote substantial time to new compliance initiatives.

As a U.S. public company, and particularly after we no longer qualify as an EGC and/or SRC, we will incur significant legal, accounting and other expenses that we did not incur previously. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on non-U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors.

However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404, we are required to assess and furnish a report by our senior management on our internal control over financial reporting. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Claims of U.S. civil liabilities may not be enforceable against us or certain of our executive officers, directors, or experts.

We are incorporated under English law. Certain members of our board of directors and senior management are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.

The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the United Kingdom. In addition, uncertainty exists as to whether U.K. courts would entertain original actions brought in the United Kingdom against us or our directors or senior management predicated upon the securities laws of the United States or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of the United Kingdom as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If an English court gives judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the English court discretion to prescribe the manner of enforcement.

As a result, U.S. investors may not be able to enforce against us or our senior management, board of directors or certain experts named herein who are residents of the United Kingdom or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

If we are a passive foreign investment company, there could be adverse U.S. federal income tax consequences to U.S. holders.

Under the Internal Revenue Code of 1986, as amended, or the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (1) 75% or more of our gross income consists of passive income or (2) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as if it held its proportionate share of the assets and received directly its proportionate share of the income of such other corporation. If we are a PFIC for any taxable year during which a holder that qualifies, for U.S. federal income tax purposes, as a “U.S. Holder,” holds our shares, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements.

Although we believe that it is more likely than not that we were not a PFIC for our taxable year ended December 31, 2018, and that it is more likely than not that we will not be a PFIC for our current taxable year or future taxable years, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income, which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

Recent and future changes to tax laws could materially adversely affect our company and reduce net returns to our shareholders

Our tax treatment is subject to changes in tax laws, regulations and treaties, or the interpretation thereof and the practices of tax authorities in jurisdictions in which we operate. Future changes, and thus our future tax treatment, may be affected by various tax policy initiatives and reforms under consideration, as well as tax policy initiatives and reforms related to the Organisation for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.  In addition, the impact of U.S. tax legislation enacted near the end of 2017 (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally referred to as the Tax Cuts and Jobs Act, or the Tax Act), on our business and financial condition remains uncertain and could have an adverse effect on that condition.

We are unable to predict what tax laws, regulations, policies or practices may be enacted or adopted in the future in various jurisdictions where we have operations, or what effect such changes would have on our business. Such changes may affect our future effective tax rates in those jurisdictions and have an adverse effect on our overall effective tax rate and also may increase the complexity, burden and cost of tax compliance.

We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable U.K. tax legislation.

As a U.K. resident trading entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception. As of December 31, 2018, we had cumulative carryforward tax losses of $53.6 million. Subject to any relevant restrictions, we expect these to be available to carry forward and offset against future operating profits. As a company that carries out extensive research and development activities, we benefit from the U.K. research and development tax credit regime for small and medium-sized companies, whereby we are able to surrender the trading losses that arise from our qualifying research and development activities for a payable tax credit of up to 33.35% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects. Certain subcontracted qualifying research expenditures are eligible for a cash rebate of up to 21.67%. The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. However, our eligibility to claim payable research and development tax credits may be limited or eliminated if we no longer qualify as a small or medium-sized company.

We may benefit in the future from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenues from patented products to be taxed at an effective rate of 10%. We are the exclusive licensee or owner of several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be taxed at this tax rate. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the U.K. research and development tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, our results of operations and financial condition may be adversely affected.

Item 1B. Unresolved Staff Comments.

There are no written comments from the staff of the U.S. Securities and Exchange Commission which remain unresolved before the end of the fiscal year to which the Annual Report relates.

Item 2. Properties.

Our principal office is located at 10 Midford Place, 2nd Floor, London W1T 5BJ United Kingdom. We lease 4,843 square feet of office space. The assignment of the lease became effective on June 8, 2018 and the lease will expire on October 30, 2020.

Our corporate headquarters in Waltham, Massachusetts is subleased and provides us with 12,000 square feet for general office use. The sublease became effective on April 26, 2018 and will expire in March 2021.

We also sublease approximately 3,300 square feet of office space in Lexington, Massachusetts. The lease is non-cancelable and is scheduled to terminate in June 2020.

We believe that suitable additional or substitute space will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s ordinary shares, par value £0.01 per share, are not publicly traded. The Company’s American Depositary Shares, or ADSs, each represent one ordinary share of Nightstar Therapeutics, plc and are publicly under the symbol NITE. ADSs may be evidenced by an American Depositary Receipts (“ADRs”) issued by The Depository Trust Company.  The ADSs have been listed on the Nasdaq Global Select Market under the symbol “NITE” since September 28, 2017.  Prior to that date, there was no public trading market for our ADSs or our ordinary shares.

At December 31, 2018, the closing price per share of our ADS was $11.52 as reported on the Nasdaq Global Select Market.

Holders of Ordinary Shares

As of March 1, 2019, there were approximately 7 holders of record of our ordinary shares, par value £0.01 per share, and 1 holders of record of our ADSs. The closing sale price per ADS on the Nasdaq Global Select Market on March 1, 2019 was $15.16.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.  The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on September 28, 2017 (the first day of trading of our ADSs) through December 31, 2018 for (1) our ADSs, (2) the Nasdaq Composite Index (U.S.) and (3) the Nasdaq Biotechnology Index.

	Sep-17	Dec-17	Mar-18	Jun-18	Sep-18	Dec-18
Nightstar Therapeutics plc	100	94	102	114	146	82
Nasdaq Composite Index	100	107	109	116	125	103
Nasdaq Biotechnology Index	100	97	97	100	111	88

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the year ended December 31, 2018, that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On October 2, 2017, we closed our initial public offering, or IPO, of an aggregate of 6,164,000 ADSs, including 804,000 ADSs issued and sold to the underwriters upon their exercise in full of their option to purchase additional ADSs, at a public offering price of $14.00 per ADS.  Each ADS represented one ordinary share.  The offer and sale of all of the ADSs in the IPO were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form F-1 (File No. 333-220289), which was declared effective by the SEC on September 27, 2017.  Jefferies LLC, Leerink Partners LLC and BMO Capital Markets Corp. acted as joint book-running managers for the offering. Wedbush Securities Inc. and Chardan acted as co-managers.

We received aggregate net proceeds from our IPO of approximately $77.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.  None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of December 31, 2018, the entire amount of the net proceeds is included as cash, cash equivalents and marketable securities.

Item 6. Selected Financial Data.

The selected financial operations data for the years ended December 31, 2018, 2017 and 2016 and the selected balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected financial operations data for the year ended December 31, 2015, and the selected balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements, which are not included in this Annual Report.

The following selected financial data (in thousands, except for share and per share amounts) should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes appearing elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that can be expected in the future.

	For the Year Ended December 31,
	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statement of Operations and Comprehensive Loss Data:
Operating expenses:
Research and development	$31,585	$20,502	$10,165	$7,175
General and administrative	12,572	7,001	2,055	2,149
Total operating expenses	44,157	27,503	12,220	9,324
Other income (expense), net	6,855	(2,146)	22	(4,324)
Loss before (benefit from) provision for income taxes	(37,302)	(29,649)	(12,198)	(13,648)
(Benefit from) provision for income taxes	(440)	37	—	—
Net loss	(36,862)	(29,686)	(12,198)	(13,648)
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities	2,081	—	—	—
Foreign currency translation adjustment	(6,745)	3,988	(1,385)	(541)
Total other comprehensive loss	$(41,526)	$(25,698)	$(13,583)	$(14,189)
Basic and diluted net loss per ordinary share	$(1.26)	$(1.63)	$(1.36)	$(2.46)
Weighted-average basic and diluted ordinary shares	29,176	18,187	8,954	5,539

	As of December 31,
	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$164,169	$129,404	$10,122	$10,676
Working capital(1)	$164,665	$125,457	$8,681	$10,849
Total assets	$180,013	$135,197	$14,595	$14,072
Total shareholders’ equity	$165,636	$125,812	$9,044	$11,102

(1) We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading clinical-stage gene therapy company focused on developing and commercializing novel one-time treatments for patients suffering from rare inherited retinal diseases that would otherwise progress to blindness. Leveraging our expertise in ophthalmology, gene therapy and drug development, we are developing a pipeline of proprietary product candidates that are designed to substantially modify or halt the progression of inherited retinal diseases for which there are no currently approved treatments. Our lead product candidate, NSR-REP1, for the treatment of choroideremia, or CHM, is in Phase 3 clinical development and represents the most clinically advanced product candidate for this indication worldwide. In data from 32 patients treated with NSR-REP1 across four open-label clinical trials, over 90% of treated patients maintained their visual acuity over a two-year follow-up period. In some cases, we also observed substantial improvements in visual acuity. We are also conducting a Phase 2/3 clinical trial with our second product candidate, NSR-RPGR, for the treatment of X-linked retinitis pigmentosa, or XLRP. We also have product candidates in preclinical development for a number of inherited retinal diseases for which there are no approved treatments such as Stargardt disease.

Since our inception in May 2013, we have devoted substantially all our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our ADSs and ordinary shares. Through December 31, 2018, we had received net cash proceeds of $255.2 million from sales of our ADSs and ordinary shares.

Since our inception, we have incurred significant operating losses. Our net losses were $36.9 million, $29.7 million and $12.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, we had an accumulated deficit of $98.9 million.

We expect to continue to incur significant expenses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As of December 31, 2018, we held cash, cash equivalents and marketable securities of $164.2 million.

On March 4, 2019, we entered into an implementation agreement, or the Implementation Agreement, with Biogen Switzerland Holdings GmbH and its wholly-owned subsidiary, Tungsten Bidco Limited, which we collectively refer to as Biogen. Pursuant to the terms of the Implementation Agreement, Biogen has agreed to acquire the entire issued and to be issued share capital of our company for $25.50 in cash per ordinary share, nominal value of GBP 0.01 per share, or the Company Shares, excluding any treasury shares, any Company Shares held by Biogen or its subsidiaries, and certain pre-initial public offering equity awards deferred upon the termination of the holder’s employment, which we refer to as the Deferred Shares. Under the terms of the Implementation Agreement, the proposed acquisition would be implemented by means of a scheme of arrangement to be undertaken by us under Part 26 of the UK Companies Act 2006. Biogen reserves the right under the Implementation Agreement to effect the proposed acquisition by way of a takeover offer, with our consent.

The completion of the proposed acquisition is subject to the satisfaction or waiver of specified conditions and certain shareholder and regulatory approvals.  At this stage, subject to the approval and availability of the Court (which is subject to change), and subject to the satisfaction (or, where applicable, waiver) of the conditions to the Implementation Agreement, we expect the acquisition will become effective by mid-year 2019. If the transaction is completed, we expect that the ADSs will be removed from listing on the Nasdaq Stock Market and that registration of the ADSs under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be terminated.

Components of Our Results of Operations

Revenues

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of our product candidates, which are partially offset by research and development tax credits provided by Her Majesty's Revenue & Customs, or HMRC, and other government grants. We expense research and development costs as incurred. These expenses consist of:

▪

expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

▪	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies and clinical trial materials;
▪	employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in research and development functions;
▪	costs related to compliance with regulatory requirements;
▪	facilities costs, depreciation and other expenses, which include rent and utilities; and
▪	fees for maintaining our third-party licensing agreements.

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs and CMOs in connection with our preclinical development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under our license agreements. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to oversee the research and discovery as well as to manage our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track their costs by program.

The table below summarizes our research and development expenses incurred by program:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Direct research and development expense by program:
NSR-REP1	$16,333	$11,221	$7,820
NSR-RPGR	10,025	2,675	1,203
Other	381	663	982
Total direct research and development expense	26,739	14,559	10,005
Personnel-related expense (including share-based compensation)	9,348	4,304	2,367
Research and development tax expense (credit)	(7,208)	1,320	(2,458)
Indirect research and development expense	2,706	319	251
Total research and development expense	$31,585	$20,502	$10,165

Prior to the year ended December 31, 2016, substantially all our direct research and development expenses were related to our NSR-REP1 development program.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase over the next several years as we increase personnel costs and prepare for regulatory filings related to our product candidates. We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with development and commercialization, including the uncertainty of:

▪	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
▪	establishing an appropriate safety profile with IND- and CTA-enabling studies;
▪	successful patient enrollment in, and the initiation and completion of, clinical trials;
▪	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities and reimbursement and market access from third-party payors;
▪	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
▪	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
▪	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
▪	significant and changing government regulation;
▪	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
▪	maintaining a continued acceptable safety profile of the product candidates following approval.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA, EMA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel and share-based compensation expense for personnel in executive, finance and administrative functions. These expenses include professional fees for legal, consulting, accounting and audit services, insurance costs, and investor and public relations expenses associated with being a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued development and commercialization of our product candidates. We also anticipate we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company and a domestic filer.

Other Income (Expense)

Interest and Other Income

Interest income consists of interest on cash, cash equivalents and marketable securities. Other income includes funds received from government grants.

Foreign Currency Translation

We currently maintain our financial statements in the functional currency pounds sterling. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods.

For financial reporting purposes, our financial statements, which are currently prepared using the functional currency of pounds sterling, have been translated into the U.S. dollar. Assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates for the corresponding period and shareholders’ equity is translated based on historical exchange rates at the time of the transaction. The resulting currency translation adjustments are not included in determining net loss but are included as foreign exchange translation adjustments in accumulated other comprehensive income (loss), a component of shareholders’ equity.

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$31,585	$20,502	$11,083
General and administrative	12,572	7,001	5,571
Total operating expenses	44,157	27,503	16,654
Other income (expense):
Interest and other income	2,862	709	2,153
Other income (expense), net	3,993	(2,855)	6,848
Total other income (expense), net	6,855	(2,146)	9,001
Loss before (benefit from) provision for income taxes	(37,302)	(29,649)	(7,653)
(Benefit from) provision for income taxes	(440)	37	(477)
Net loss	(36,862)	(29,686)	(7,176)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,745)	3,988	(10,733)
Unrealized holding gains on available for sale securities	2,081	—	2,081
Total comprehensive loss	$(41,526)	$(25,698)	$(15,828)

Research and Development Expenses

Research and development activities were $31.6 million for the year ended December 31, 2018, compared to $20.5 million for the year ended December 31, 2017.  The increase of $11.1 million mainly resulted from increases in program-related expenses of $7.4 million for NSR-RPGR and $5.1 million for NSR-REP1, an increase in personnel-related costs of $5.0 million and a $2.4 million increase in indirect expenses. The increase was partially offset by an increase in research and development tax credits from the HMRC of $8.5 million.  Research and development personnel-related costs increased due to an increase of headcount in fiscal 2018 to support our growing company and to assist in the further development of our product candidates. The increase in research and development personnel-related costs includes $1.1 million of additional non-cash share-based compensation when compared to 2017.

General and Administrative Expenses

General and administrative expenses were $12.6 million for the year ended December 31, 2018 compared to $7.0 million for the ended December 31, 2017.  The increase of $5.6 million in 2018 when compared to 2017, is mainly due to an increase of $4.8 million in general and administrative personnel-related costs to support our increased research and development activities.  We added headcount in areas such as legal, finance and investor relations.  Professional and consulting fees increased by $0.8 million in legal, accounting and audit fees to support growing activities of the organization.  The increase in general and administrative personnel-related costs includes $1.7 million of additional non-cash share-based compensation when compared to 2017.

Other Income (Expense), Net

Other income was $6.9 million for the year ended December 31, 2018, compared to an expense of $2.1 million for the year ended December 31, 2017.  The increase between periods of $9.0 million mainly resulted from $6.7 million in realized foreign currency exchange rate fluctuations on securities maturing during the year ended December 31, 2018, an increase of $2.0 million in interest income due to investment in marketable securities of the proceeds from our public offerings in October 2017 and 2018, $0.5 million in government grants, and a decrease of $0.1 million in non-cash loss on foreign currency exchange due to exchange rate fluctuations between the pound sterling, our functional currency, and the U.S. dollar, our reporting currency.

(Benefit from) provision for income taxes

For the year ended December 31, 2018, we recognized $0.4 million in benefit from income taxes.  The benefit from income taxes recognized for the year ended December 31, 2018 resulted from foreign currency gains on maturing marketable securities and changes in the unrealized gains on those securities.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$20,502	$10,165	$10,337
General and administrative	7,001	2,055	4,946
Total operating expenses	27,503	12,220	15,283
Other income (expense):
Interest and other income	709	22	687
Other expense, net	(2,855)	—	(2,855)
Total other income (expense), net	(2,146)	22	(2,168)
Loss before provision for income taxes	(29,649)	(12,198)	(17,451)
Provision for income taxes	37	—	37
Net loss	(29,686)	(12,198)	(17,488)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,988	(1,385)	5,373
Total comprehensive loss	$(25,698)	$(13,583)	$(12,115)

Research and Development Expenses

Research and development expenses were $20.5 million for the year ended December 31, 2017, compared to $10.2 million for the year ended December 31, 2016. The increase of $10.3 million resulted primarily from increases in program-related expenses of $3.4 million for NSR-REP1, and $1.5 million for NSR-RPGR, as well as a $1.9 million increase in personnel-related costs, and a $1.3 million expense to reduce research and development tax relief claims receivable in accordance with correspondence with HMRC in 2017, compared to a credit of $2.5 million in 2016.  Research and development personnel-related costs increased due to an increase in headcount in 2017, to support our growing company and to assist in the further development of our product candidates and pipeline.  The increase in research and development personnel-related costs includes $0.5 million of additional non-cash share-based compensation compared to 2016.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the year ended December 31, 2017, compared to $2.1 million for the year ended December 31, 2016. The increase of $4.9 million is mainly due to a $2.1 million increase in consulting and professional fees, including increased legal, accounting and audit fees associated with our corporate reorganization and non-capitalizable costs incurred in connection with our initial public offering, or IPO, and a $1.8 million increase in personnel-related costs.  General and administrative personnel-related costs increased due to an increase in employees to support our increased research and development activities and our status as a public company. The increase in general and administrative personnel-related costs includes $0.7 million of additional non-cash share-based compensation compared to 2016.

Other Income (Expense), Net

Other expense was $2.1 million for the year ended December 31, 2017, compared to income of $22,000 for the year ended December 31, 2016. The increase of $2.2 million mainly consisted of an increase in non-cash loss on foreign currency exchange of $2.9 million due to the strengthening of the pound sterling, our functional currency, compared to the U.S. dollar, our reporting currency and an increase in USD cash balances held at December 31, 2017.  The increase in the non-cash loss was partially offset by an increase of $0.7 million in interest and other income.

Provision for income taxes

The provision for income taxes results from activities of our U.S. subsidiary, which increased operations during the year ended December 31, 2017.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of ADSs and ordinary shares. Through December 31, 2018, we had received net cash proceeds of $255.2 million from sales of our ADSs and ordinary shares. As of December 31, 2018, we held cash, cash equivalents and marketable securities of $164.2 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(45,632)	$(25,796)	$(10,117)
Net cash used in investing activities	(135,999)	(166)	(306)
Net cash provided by financing activities	77,164	141,093	11,317
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,905	4,151	(1,448)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(101,562)	$119,282	$(554)

Net Cash Used in Operating Activities

Our use of cash in operating activities for the year ended December 31, 2018 resulted primarily from our net losses, adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities of $45.6 million during the year ended December 31, 2018 increased by $19.8 million compared to the year ended December 31, 2017. The increase in net cash used in operating activities was primarily due to increases of $11.1 million in research and development expenses and $5.6 million in general and administrative expenses offset by an increase in non-cash share-based compensation expense and working capital movements totaling $4.1 million.

Our use of cash in operating activities for the year ended December 31, 2017 resulted primarily from our net losses, adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities of $25.8 million during the year ended December 31, 2017 increased by $15.7 million compared to the year ended December 31, 2016. The increase in net cash used in operating activities was primarily due to increases of $10.3 million in research and development expenses and $4.9 million in general and administrative expenses offset by favorable working capital movements totaling $0.5 million.

Our use of cash in operating activities for the year ended December 31, 2016 resulted primarily from our net losses, adjusted for non-cash charges and changes in components of working capital.

Net Cash Used in Investing Activities

In 2018, net cash used in investing activities increased due to the investment in marketable securities of the funds raised in our public offerings in October 2018 and October 2017.  For the years ended December 31, 2018, 2017 and 2016, we also used $0.7 million, $0.2 million and $0.3 million of cash for the purchases of property and equipment.

Net Cash Provided by Financing Activities

During the years ended December 31, 2018, 2017 and 2016, net cash provided by financing activities was $77.2 million, $141.1 million and $11.3 million, respectively, consisting of net cash proceeds from our sale and issuance of ordinary shares in 2018, 2017 and 2016.  These sale proceeds included our IPO in October 2017 and our offering in October 2018.

Contractual Obligations

Our contractual obligations as of December 31, 2018, relate to our non-cancellable leased office space in the United States and the United Kingdom.  Our fixed contractual obligations as of December 31, 2018 are:

Premises Operating Leases (in thousands)
2019	$569
2020	427
2021	58
Total obligations	$1,054

We enter into contracts in the normal course of business with CROs and other third vendors for clinical trials, clinical and commercial supply manufacturing, support for precommercial activities, research and development activities and other services and products for our operations. Our agreements generally provide for termination within 90 days of notice. Such agreements are cancelable contracts and not included in the table of contractual obligations and commitments. We have included as purchase obligations our commitments under agreements to the extent they are quantifiable and are not cancelable.

We may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or that we may be required to make royalty payments under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property, including our license agreements with the University of Oxford and Oxford BioMedica plc. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and have not been included in the table above.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities as a public company, particularly as we advance the preclinical activities, manufacturing and clinical trials of our product candidates. Our expenses will also increase as we:

▪	seek regulatory approvals for any product candidates that successfully complete clinical trials;
▪

establish a sales, marketing and distribution infrastructure in anticipation of commercializing any product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly;

▪	hire additional clinical, medical and development personnel;
▪	expand our infrastructure and facilities to accommodate our growing employee base;
▪	continue our operations as a public company; and
▪	maintain, expand and protect our intellectual property portfolio.

We believe our existing cash, cash equivalents and marketable securities of $164.2 million at December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of the Annual Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

▪	the scope, progress, results and costs of laboratory testing, manufacturing, and preclinical and clinical development for our current and future product candidates;
▪	the costs, timing and outcome of regulatory review of our product candidates;
▪	our ability to establish and maintain collaborations and license agreements on favorable terms, if at all;

▪	the costs of expanding our facilities to accommodate our expected growth in personnel;
▪	the extent to which we acquire or in-license other product candidates and technologies or establish collaboration, distribution or other marketing arrangements for our product candidates;
▪

the costs, timing and outcome of potential future commercialization activities, including manufacturing, marketing, sales and distribution for our product candidates for which we receive marketing approval;

▪	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
▪	the extent to which we acquire technologies;
▪	the sales price and availability of adequate third-party coverage and reimbursement for our product candidates, if and when approved; and
▪	the costs of operating as a public company in the United States.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity, current ownership interests will be diluted. If we raise additional funds through government or third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

▪	vendors in connection with preclinical development activities;
▪	CROs and investigative sites in connection with preclinical studies and clinical trials; and
▪	CMOs in connection with drug substance and drug product formulation of preclinical study and clinical trial materials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense.

Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Valuation of Share-Based Compensation

We grant equity awards under our share-based compensation programs, which may include share options, restricted share awards, or RSAs, restricted share units, or RSUs, and other share-based awards. To date, the share-based awards granted to our employees and directors have been in the form of RSAs, RSUs and share options.

We recognize compensation expense for equity awards based on the grant date fair value of the award. For equity awards that vest based on a service condition, the share-based compensation expense is recognized on a straight-line basis over the requisite service period. For equity awards that contain both performance and service conditions, we recognize share-based compensation expense ratably over the requisite service period when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance condition as of the reporting date. We use the fair value of our ordinary shares to determine the fair value of RSAs.

Share-based compensation is recognized as an expense in the financial statements based on the grant date fair value over the requisite service period. For awards granted to our employees and directors that vest based on service conditions, we use the straight-line method to allocate compensation expense to reporting periods. Beginning in the first quarter of 2017, we do not adjust share-based compensation for estimated forfeitures and account for forfeitures when they occur, which did not result in a material change in expense.

We use the Black-Scholes option pricing model to estimate the fair value of share options. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to the lack of history, our estimated expected ADS price volatility is based on using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

Share-based compensation has been reported in our consolidated statements of operations as follows (in thousands):

	December 31,
	2018	2017	2016
Research and development	$1,574	$479	$152
General and administrative	2,607	894	56
Total share-based compensation	$4,181	$1,373	$208

The grant date fair value of RSAs and RSUs is calculated based on the grant date fair value of the underlying ordinary shares. Prior to the IPO, the fair value of the underlying ordinary shares has historically been determined by our board of directors based upon information available to us at the time of grant. Our board of directors considered numerous objective and subjective factors in the assessment of fair value, including reviews of our business and financial condition, the conditions of the industry in which we operate and the markets that we serve and general economic and market conditions, the lack of marketability of our ordinary shares, the likelihood of achieving a liquidity event for the ordinary shares, the status of the preclinical studies and clinical trials relating to our product candidates and third-party valuations of our ordinary shares. Our board of directors has generally considered the most persuasive evidence of fair value to be the prices at which our securities were sold in arms’-length transactions.

We expect the impact of our share-based compensation expense for equity awards granted to employees, directors and other service providers to grow in future periods due to the potential increases in the value of our ordinary shares and our staffing levels.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered in the future to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

We account for uncertainty in income taxes by recognizing in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.  A full valuation allowance is recorded against our net deferred tax asset position.

As a company that carries out extensive research and development activities, we seek to benefit from one or the other of two U.K. research and development tax credit cash rebate regimes, the Small and Medium-sized Enterprises R&D Tax Credit Scheme or SME Scheme and the and the Research and Development Expenditure scheme or RDEC Scheme.  Under the SME Scheme, our principal research subsidiary company, NightstaRx Limited, may be eligible to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 33.4% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which we do not receive income. Subcontracted research expenditures are eligible for a cash rebate of up to approximately 21.7%.

For certain periods where NightstaRx Limited is not eligible for the SME Scheme, NightstaRx Limited is eligible for the RDEC Scheme, whereby tax relief is given at 11% of allowable research and development costs, increasing to 12% from January 1, 2018.   The RDEC scheme is more restrictive with qualifying expenditures mainly comprising of employment cost for research staff.

Based on criteria established by HMRC, we expect a proportion of expenditures being carried out by NightstaRx Limited in relation to its pipeline research, clinical trials management and manufacturing development activities is likely to be eligible for inclusion within one of these two tax credit cash rebate regimes. For the years ended December 31, 2018 and 2016, we recorded $7.2 million and $2.2 million respectively, in research and development tax credits as an offset to research and development expenses.  For the year ended December 31, 2017, we recorded an expense of $1.3 million, as a change in estimate, to reduce research and development claims payable in accordance with correspondence with HRMC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Annual Report.

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. The JOBS Act provides that, among other things, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. As an emerging growth company, we have irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies.

We intend to rely on certain of the other exemptions and reduced reporting requirements provided by the JOBS Act. As an emerging growth company, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO that occurred in October 2017, or until we no longer meet the other requirements of being an emerging growth company, whichever is earlier.

Smaller Reporting Company Status

In June 2018 the U.S Securities and Exchange Commission amended the thresholds for the definition of the smaller reporting company, or SRC, definition thereby expanding the number of companies that qualify for certain existing scaled disclosure accommodations. As of December 31, 2018, companies meeting the expanded revenue and unaffiliated market capitalization qualify for these reduced SRC disclosure accommodations.  For example, companies with annual revenues under $100 million can maintain the SRC status until their unaffiliated market capitalization exceeds $700 million.  A company will maintain the SRC status until its revenue and unaffiliated market capitalization exceed the eligibility criteria.

As an SRC, we are permitted to take advantage of many of the same exemptions from disclosure requirements as an emerging growth company described above.  In addition to the reduced disclosure requirements described above, as a smaller reporting company, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•

being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to provide selected financial data in this Annual Report on Form 10-K;
•	not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and
•	not being required to furnish a stock performance graph in our annual report.

Off-Balance Sheet Arrangements

As of December 31, 2018, 2017 and 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, which are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations. We maintain significant amounts of cash and cash equivalents that are in excess of federally insured limits in various currencies, placed with one or more financial institutions for varying periods according to expected liquidity requirements.

Interest Rate Risk

As of December 31, 2018, we held cash, cash equivalents and marketable securities of $164.2 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. and U.K. bank interest rates. Our surplus cash and cash equivalents have been invested in interest-bearing savings, money market accounts and marketable securities from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Foreign Currency Exchange Risk

We maintain our consolidated financial statements in the functional currency pounds sterling. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods.

For financial reporting purposes, our consolidated financial statements are prepared using the functional currency and translated into the U.S. dollar. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included in foreign currency translation adjustment to accumulated other comprehensive income (loss), a component of shareholders’ equity.

We do not currently engage in currency hedging activities in order to reduce our currency exposure, but we may begin to do so in the future. Instruments that may be used to hedge future risks may include foreign currency forward and swap contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are appended at the end of this Annual Report, starting at page F-1, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 5, 2018, our board of directors, upon the recommendation of the audit committee, accepted the resignation of Ernst & Young LLP (registered in the United Kingdom), or EY UK, as our independent registered public accounting firm, effective immediately. We felt it appropriate to request the resignation and change from EY UK, the United Kingdom member firm of Ernst & Young Global Limited that has traditionally serviced our company, to Ernst & Young Global Limited’s U.S. member firm, Ernst & Young LLP (registered in the United States), or EY US, to facilitate the logistics of our quarterly reviews and annual audits. We will continue to use EY UK as our statutory auditor for filings with Companies House in the United Kingdom.

The reports of EY UK on our consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of our financial statements for each of the two fiscal years in the period ended December 31, 2017, and the subsequent period through June 5, 2018, there were (i) no disagreements with EY UK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of EY UK, would have caused EY UK to make reference to the matter in their reports on our consolidated financial statements for such periods, and (ii) no reportable events except a material weakness in our internal control over financial reporting attributable to our lack of sufficient financial reporting and accounting personnel for the period ended December 31, 2016, which was remediated as of December 31, 2017, as disclosed in our Annual Report on Form 20-F for the year ended December 31, 2017 filed with the SEC on April 3, 2018.

In connection with the Form F-1 registration statement filed with the SEC on September 25, 2018 (the “Registration Statement”), we requested from EY UK a letter addressed to the SEC indicating whether or not it agrees with the above disclosures. A copy of the EY UK letter dated September 25, 2018 was filed as Exhibit 16.1 to the Registration Statement.

Also, on June 5, 2018, our board of directors, upon the recommendation of the audit committee, approved the engagement of EY US as our independent registered public accounting firm for the fiscal year ending December 31, 2018, effective immediately.

During our two most recent fiscal years and through the date of our engagement of EY US, neither we nor anyone on our behalf consulted with EY US, other than consultations conducted in the ordinary course of the audit, regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our financial statements, and no written report or oral advice was provided to us by EY US that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event pursuant to Regulation S-K Item 304(a).

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018 based on those criteria.

Attestation Report of the Registered Public Accounting Firm.

This report does not include an attestation report of our registered public accounting firm as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included on pages F-1 through F-25 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT	SCHEDULE/ FORM	FILE NUMBER	EXHIBIT	FILE DATE	FILED HEREWITH
2.1††	Implementation Agreement, dated as of March 4, 2019, by and among Biogen Switzerland Holdings GmbH, Tungsten Bidco Limited and Nightstar Therapeutics plc.	Form 8-K	001-38217	2.1	3/4/19
3.1	Articles of Association of Nightstar Therapeutics plc.	Form 20-F	0001-38217	1.1	4/3/18
4.1	Deposit Agreement.	Form 20-F	0001-38217	2.1	4/3/18
4.2	Form of American Depositary Receipt (included in exhibit 4.1).	Form 20-F	0001-38217	2.1	4/3/18
10.1#	Nightstar Therapeutics plc 2017 Equity Incentive Plan and forms of award agreement thereunder.					X
10.2#	Non-Employee Sub Plan to the Nightstar Therapeutics plc 2017 Equity Incentive Plan.	Form 10-K	001-38217	10.1	3/18/19
10.3†	License of Technology by and between NightstaRx Limited and Oxford University Innovation Limited (formerly Isis Innovation Limited), dated as of November 13, 2013, as amended, effective as of October 15, 2014.	Form F-1	333-220289	10.3	8/31/17

10.4†	License of Technology by and between NightstaRx Limited and Oxford University Innovation Limited (formerly Isis Innovation Limited), dated November 5, 2015.	Form F-1/A	333-220289	10.4	9/15/17
10.5†	Non-Exclusive Patent License Agreement by and between NightstaRx Limited and Oxford BioMedica (UK) Limited, dated as of December 5, 2013.	Form F-1	333-220289	10.5	8/31/17
10.6†	License of Technology by and between NightstaRx Limited and Oxford University Innovation Limited (formerly Isis Innovation Limited), dated October 12, 2017.	Form 20-F	0001-38217	4.4	4/3/18
10.7#	Amended and Restated Employment Agreement by and among Nightstar, Inc., Nightstar Therapeutics Limited and David Fellows, dated as of September 12, 2017.	Form F-1/A	333-220289	10.6	9/15/17
10.8#	Employment Agreement by and between NightstaRx Limited and Tuyen Ong, dated as of June 1, 2017.					X
10.9#	Employment Agreement by and between NightstaRx Limited and Senthil Sundaram, dated as of March 21, 2017.					X
10.10#	Amended and Restated Employment Agreement by and between Nightstar, Inc. and Gregory Robinson, dated as of October 20, 2017.					X
10.11#	Employment Agreement by and between Nightstar, Inc. and Bryan Yoon, dated as of September 29, 2017.					X
10.12#	Form of Deed of Indemnity between the registrant and each of its officers and directors.					X
21.1	Subsidiaries of the registrant.					X
23.1	Consent of independent registered public accounting firm.					X
23.2	Consent of independent registered public accounting firm.					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Furnished herewith.
†	Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document.
††

Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 18, 2019	By:	/s/ David Fellows
David Fellows
Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2019	By:	/s/ Senthil Sundaram
Senthil Sundaram
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Fellows	Chief Executive Officer (Principal Executive Officer)	March 18, 2019
David Fellows

/s/ Senthil Sundaram	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2019
Senthil Sundaram

/s/ Chris Hollowood, Ph.D.	Chairman of the Board	March 18, 2019
Chris Hollowood, Ph.D.

/s/ Paula Cobb	Director	March 18, 2019
Paula Cobb

/s/ David Lubner	Director	March 18, 2019
David Lubner

/s/ James McArthur, Ph.D.	Director	March 18, 2019
James McArthur, Ph.D.

/s/ David Mott	Director	March 18, 2019
David Mott

/s/ Scott Whitcup, M.D.	Director	March 18, 2019
Scott Whitcup, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nightstar Therapeutics plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nightstar Therapeutics plc (the “Company”) as of December 31, 2018, the related consolidated statement of operations and comprehensive loss, shareholders’ equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nightstar Therapeutics plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nightstar Therapeutics plc (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2017 to 2018.

Cambridge, United Kingdom

April 3, 2018

NIGHTSTAR THERAPEUTICS PLC

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$27,784	$129,404
Marketable securities	136,385	—
Research and development credit	8,268	1,753
Prepaid expenses and other current assets	6,605	3,685
Total current assets	179,042	134,842
Property and equipment, net	562	355
Other assets	409	—
Total assets	$180,013	$135,197

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,017	$3,196
Accrued expenses and other liabilities	11,360	6,189
Total current liabilities	14,377	9,385
Total liabilities	14,377	9,385
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 100,000 shares authorized as of December 31, 2018 and 2017; 33,486 and 28,904 shares issued and outstanding at December 31, 2018 and 2017, respectively	61	1
Additional paid-in capital	267,233	185,943
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(4,855)	1,890
Unrealized holding gains on available for sales securities	2,081	—
Total accumulated other comprehensive income (loss)	(2,774)	1,890
Accumulated deficit	(98,884)	(62,022)
Total shareholders’ equity	165,636	125,812
Total liabilities and shareholders’ equity	$180,013	$135,197

The accompanying notes are an integral part of these consolidated financial statements.

NIGHTSTAR THERAPEUTICS PLC

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$31,585	$20,502	$10,165
General and administrative	12,572	7,001	2,055
Total operating expenses	44,157	27,503	12,220
Other income (expense):
Interest and other income	2,862	709	22
Other income (expense), net	3,993	(2,855)	—
Total other income (expense), net	6,855	(2,146)	22
Loss before (benefit from) provision for income taxes	(37,302)	(29,649)	(12,198)
(Benefit from) provision for income taxes	(440)	37	—
Net loss	(36,862)	(29,686)	(12,198)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,745)	3,988	(1,385)
Unrealized holding gains on available for sale securities	2,081	—	—
Total other comprehensive loss	$(41,526)	$(25,698)	$(13,583)
Basic and diluted net loss per ordinary share	$(1.26)	$(1.63)	$(1.36)
Weighted average basic and diluted ordinary shares	29,176	18,187	8,954

The accompanying notes are an integral part of these consolidated financial statements.

NIGHTSTAR THERAPEUTICS PLC

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2015	8,694	$—	$31,953	$(713)	$(20,138)	$11,102
Issuance of ordinary shares	3,335	—	11,317	—	—	11,317
Issuance of restricted share awards, net	516	—	—	—	—	—
Share-based compensation expense	—	—	208	—	—	208
Foreign currency translation adjustment	—	—	—	(1,385)	—	(1,385)
Net loss	—	—	—	—	(12,198)	(12,198)
Balance at December 31, 2016	12,545	—	43,478	(2,098)	(32,336)	9,044
Issuance of ordinary shares	15,898	1	141,092	—	—	141,093
Issuance of restricted share awards, net	461	—	—	—	—	—
Share-based compensation expense	—	—	1,373	—	—	1,373
Foreign currency translation adjustment	—	—	—	3,988	—	3,988
Net loss	—	—	—	—	(29,686)	(29,686)
Balance at December 31, 2017	28,904	1	185,943	1,890	(62,022)	125,812
Issuance of ordinary shares	4,600	60	77,109	—	—	77,169
Cancellation of restricted share awards	(47)	—	—	—	—	—
Vesting of restricted share units	29	—	—	—	—	—
Share-based compensation expense	—	—	4,181	—	—	4,181
Foreign currency translation adjustment	—	—	—	(6,745)	—	(6,745)
Unrealized holding gains on available for sale securities	—	—	—	2,081	—	2,081
Net loss	—	—	—	—	(36,862)	(36,862)
Balance at December 31, 2018	33,486	$61	$267,233	$(2,774)	$(98,884)	$165,636

The accompanying notes are an integral part of these consolidated financial statements.

NIGHTSTAR THERAPEUTICS PLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(36,862)	$(29,686)	$(12,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276	206	138
Non-cash share-based compensation	4,181	1,373	208
Accretion on marketable securities	(1,136)	—	—
Deferred taxes	(408)	—	—
Unrealized foreign exchange gains	(389)	—	—
Realized investment gains	(6,741)	—	—
Changes in operating assets and liabilities:
Research and development tax credit receivable	(6,921)	1,320	(849)
Prepaid expenses and other assets	(3,256)	(2,228)	(794)
Accounts payable	(9)	1,773	419
Accrued expenses and other liabilities	5,633	1,446	2,959
Net cash used in operating activities	(45,632)	(25,796)	(10,117)
Cash flows from investing activities:
Investments marketable securities	(205,290)	—	—
Proceeds from maturities of marketable securities	70,000	—	—
Purchases of property and equipment	(709)	(166)	(306)
Net cash used in investing activities	(135,999)	(166)	(306)
Cash flows from financing activities:
Proceeds of issuance of ordinary shares, net of issuance costs	77,164	141,093	11,317
Net cash provided by financing activities	77,164	141,093	11,317
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,905	4,151	(1,448)
Net increase (decrease) in cash, cash equivalents and restricted cash	(101,562)	119,282	(554)
Cash, cash equivalents and restricted cash, beginning of period	129,404	10,122	10,676
Cash, cash equivalents and restricted cash, end of period	$27,842	$129,404	$10,122
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$71	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NIGHTSTAR THERAPEUTICS PLC

Notes to Consolidated Financial Statements

1. Nature of the Business

Nightstar Therapeutics plc (the “Company”) is a clinical-stage gene therapy company focused on developing and commercializing novel one-time treatments for patients suffering from rare inherited retinal diseases that would otherwise progress to blindness. The Company is developing a pipeline of proprietary product candidates that are designed to substantially modify or halt the progression of inherited retinal diseases for which there are no currently approved treatments. The Company’s lead product candidate, NSR-REP1, for the treatment of choroideremia (“CHM”) is in Phase 3 clinical development. The Company’s second product candidate, NSR-RPGR, is in Phase 2/3 clinical development for the treatment of X-linked retinitis pigmentosa. The Company also has product candidates in preclinical development for a number of inherited retinal diseases for which there are no approved treatments such as Stargardt disease.

The Company is a public limited company incorporated in England and Wales. On October 2, 2017 the Company completed its initial public offering (“IPO”) of American Depositary Shares (“ADSs”). In the IPO, the Company sold an aggregate of 6,164,000 ADSs representing the same number of ordinary shares at a public offering price of $14.00 per ADS. Net proceeds were approximately $77.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company. As described in Note 8, in October 2018, the Company completed a follow-on public offering of 4,600,000 ADSs resulting in net proceeds of approximately $77.2 million.

Prior to its IPO in October 2017, the Company historically conducted its business through NightstaRx Limited (“NSL”) and its U.S. subsidiary, Nightstar, Inc. (“NSI”) and therefore the historical consolidated financial statements previously presented the consolidated results of operations of NSL. Following the completion of the Company’s IPO in October 2017, the consolidated financial statements present the consolidated results of operations of Nightstar Therapeutics plc.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, the timelines for clinical development and the results of our clinical trials, compliance with government regulations, receipt of regulatory approval for the Company’s product candidates, uncertainty of market acceptance of the Company’s products, securing reimbursement from government or third-party payors, procuring adequate supplies of the Company’s  products and product candidates that comply with current good manufacturing practices and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from its product sales.

The Company has funded its operations primarily from the sale of its ADSs and ordinary shares. The Company has incurred recurring losses and has had an accumulated deficit since its inception.  The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash, cash equivalents and marketable securities on hand will be sufficient to fund the Company’s operations for at least 12 months from the date of this Annual Report on Form 10-K. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of the Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.

Research and development tax credit receivable was previously included in prepaid and other assets at December 31, 2017 and has been presented as a separate line item in the consolidated financial statements and related footnotes, to conform with the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the determination of the fair value of share-based awards issued, share-based compensation expense and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of investments in money market funds and United States (U.S.) Treasury securities with an original maturity of less than three months.

Restricted Cash

The Company has entered into a certain lease transaction (refer to Note 14) that requires a security deposit of $58,000 for the duration of the lease contract, which is reported in the Other assets balance line on the consolidated balance sheet. The Company includes the restricted cash balance in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.

Marketable securities

The Company invests available funds in high-quality Treasury securities that are classified as available-for-sale and carried at fair value. Changes in fair value of available-for-sale securities are recorded in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities. The Company recognized $2.1 million (net of a tax benefit of $0.4 million) in unrealized holding gains for the year ended December 31, 2018. The Company did not recognize any net unrealized gains or losses on marketable securities in any prior period.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

▪	Level 1—Quoted prices in active markets for identical assets or liabilities.
▪

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

▪

Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques

For marketable securities, exclusively U.S. Treasury securities, management utilizes values provided by the Company’s investment advisor and compares them to the values published by a third-party source. Management believes that the carrying amounts of the Company’s consolidated financial instruments, including cash equivalents, prepaid expenses, research and development credit receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places cash and cash equivalents in established financial institutions. Marketable securities held by the Company consist exclusively of U.S. Treasury securities. The Company has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2018 and 2017, the Company’s property and equipment consisted of lab equipment, computer equipment and office equipment, which has an estimated useful life of three years. The Company capitalizes the cost of leasehold improvements and amortizes them over the shorter of the useful life of the asset and the non-cancellable lease term.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations and other comprehensive loss. Expenditures for repairs and maintenance are charged to expense as incurred.

The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2018.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment, which is the business of developing and commercializing gene therapies; however, the Company operates in two geographic regions: United Kingdom and United States.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, depreciation expense, travel, third-party license fees, and external costs of outside vendors engaged to conduct clinical development activities, clinical trials, cost to manufacture clinical trial materials and tax credits associated with research and development activities. Research and development tax credits received from Her Majesty's Revenue & Customs (“HMRC”) are recognized as offsets to research and development expenses.

Research Contract Costs and Accruals

The Company has entered into various research and development-related contracts with research institutions and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

The Company expenses patent application and related legal costs as incurred and classified such costs as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Share-Based Compensation

The Company recognizes compensation expense for equity awards based on the grant date fair value of the award on a straight-line basis over the requisite service period. The Company uses the fair value of its ordinary shares to determine the fair value of restricted share awards (“RSAs”) and restricted share units (“RSUs”). The fair value of options is determined using the Black-Scholes option pricing model. The Company accounts for forfeitures as they occur.

Foreign Currency Translation

The Company maintains its financial statements in the functional currency pounds sterling.  Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. The Company recorded foreign exchange losses of $2.8 million, $2.9 million and $36,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Foreign exchange gains and losses are included in other income (expense), net in the consolidated statement of operations and comprehensive loss.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency of pounds sterling, have been translated into the U.S. dollar. Assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated based on historical exchange rates.

Translation adjustments are not included in the determination of net loss, but are included as foreign currency adjustments in accumulated other comprehensive income (loss), a component of shareholders’ equity. The Company recorded a loss of $6.7 million, a gain of $4.0 million, and a loss of $1.4 million on foreign currency translation adjustments for the years ended December 31, 2018, 2017 and 2016, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in its tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that deferred tax assets will be recovered in the future to the extent management believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2018, 2017 and 2016, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Research and development tax credits received from HMRC are recognized as offsets to research and development expenses.

Comprehensive Loss

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company reports cumulative translation adjustments and unrealized gains (losses) on marketable securities as part of comprehensive income (loss).

Net Loss per Share

Basic and diluted net loss per ordinary share is determined by dividing net loss by the weighted average number of ordinary shares outstanding during the period. For all periods presented, the outstanding shares of unvested RSAs and other common share equivalents were excluded from the calculation because the effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per share are the same.

Smaller Reporting Company Status

In June 2018 the U.S Securities and Exchange Commission amended the thresholds for the smaller reporting company (“SRC”) definition thereby expanding the number of smaller companies eligible to comply with the scaled disclosure requirements. As of December 31, 2018, the Company qualifies for these reduced SRC disclosure requirements.  The Company will maintain the SRC status until its revenue and unaffiliated market capitalization exceed the eligibility criteria.

Emerging Growth Company Status

As of December 31, 2018, the Company maintained its status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act.  The Company as an “emerging growth company, may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an emerging growth company. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering that occurred in October 2017, or such earlier time, that it ceases to be an emerging growth company.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued Auditing Standard Update (“ASU”) 2016-02, Leases. The standard is designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements with a lease term of more than 12 months. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify application of certain aspects of the new leases standard and to remove inconsistencies within the guidance and ASU 2018-11, Targeted Improvements (“ASU 2018-11”), which provides for an alternate transition method. Specifically, ASU 2018-11 allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented. The Company adopted the new standard on January 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients, both provided for under ASU 2018-11. The package of practical expedients allows the Company not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. The Company is still evaluating the full impact this standard will have on its consolidated financial statements and related disclosures but expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability. The Company has formalized processes and controls to identify, classify and measure new leases in accordance with ASU 2016-02.

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, reducing certain disclosures concerning the fair value hierarchy.  The guidance is effective for the Company in annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements as the Company.

In July 2018, the FASB issued ASU 2018-09 (“ASU 2018-09”), Codification Improvements. The ASU 2018-09 provides updates and clarifications to a number of previously issued accountings standards and such updates and clarifications are effective concurrently with the related standards. The Company does not expect the adoption of ASU 2018-09 to have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting that largely aligns the accounting for share-based payment awards issued to employees and nonemployees, with certain exceptions. The guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, but not before the Company adopts ASC 606, Revenue from contracts with customers. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326) (“ASU 2016-13”), which requires consideration of a broader range of reasonable and supportable information to developing credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. The Company is currently evaluating the impact of ASU 2016-13 on the consolidated financial statements.

The Company has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the consolidated financial statements as a result of future adoption.

Recently adopted accounting pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer (sales) of an asset, other than inventory, when the transfer occurs. The standard became effective for the Company beginning January 1, 2018. The Company does not currently engage in sale transactions with its wholly owned subsidiaries. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard was effective for the Company on January 1, 2017 with early adoption permitted. The Company elected to early adopt ASU 2016-09 on January 1, 2015 and has reflected the adoption in its consolidated financial statements. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company complied with the requirement to adopt ASU 2016-18 for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements as the Company does not have material balances meeting the definition of restricted cash or restricted cash equivalents.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarified the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company adopted ASU 2017-01 on January 1, 2018. The adoption did not have a material effect on the Company’s consolidated financial statements as the Company has not entered into transactions within the scope of ASU 2017-01.

On August 26, 2016, the FASB issued Accounting Standards Update No 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance became effective for the Company for interim and annual periods beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01), which amended the guidance on the recognition and measurement of financial assets and financial liabilities.  The new guidance requires that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income.  The guidance also requires the use of an exit price when measuring the fair value of financial instruments for disclosure purposes, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset.  The guidance became effective for the fiscal year beginning January 1, 2018, including interim periods within that fiscal year.  Adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements due to the Company’s highly conservative investment policy, which specifically restricts investment choices to high-quality, short term securities.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15 (“ASU 2018-15), Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-402 to determine which implementation costs to capitalize as assets.

The guidance is effective for the Company in annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company has the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The new guidance requires certain disclosures in the interim and annual period of adoption. On October 1, 2018, the Company adopted ASU 2018-15 on a prospective basis.   The adoption did not have a material impact to the consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The Company’s investments are all classified within Levels 1 and 2 of the fair value hierarchy. The Company’s investments classified within Level 1 of the fair value hierarchy are valued based quoted prices in active markets. The Company’s investments classified in Level 2 of the fair value hierarchy are based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. For cash, current receivables, and accounts payable, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below (in thousands):

		December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds and short-term U.S. Treasury securities, included in cash and cash equivalents	$23,514	$23,514	$—	$—
U.S Treasury securities	$136,385	100,949	35,436	—
	$159,899	$124,463	$35,436	$—

The Company did not have transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2017 and 2016.  The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2018. The Company had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2017.

4. Marketable securities

As of December 31, 2018, the Company has the following investments in marketable securities classified as available-for-sale (in thousands):

	Maturity	Amortized cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Impact of Foreign Currency Exchange Rate Fluctuations	Aggregate Estimated Fair Value
U.S. Treasury securities	3 - 9 months	$133,899	$—	$(21)	$2,507	$136,385

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss), net of related income taxes. The Company-held investments of $159.9 million as of December 31, 2018 of which $136.4 million are classified as available-for-sale and $23.5 million are classified as cash equivalents.  The Company did not have any investments in marketable securities at December 31, 2017.

The Company recognized in accumulated other comprehensive income a $2.1 million (net of a tax benefit of $0.4 million) in net unrealized gains related to changes in the securities fair values, impacted by both rates and currency.  No securities have been in an unrealized loss position for more than one year.

During the year ended December 31, 2018, the Company realized $6.7 million in foreign currency gains on the settlement of maturing marketable securities as a result of favorable foreign currency exchange rate fluctuations. Realized gains and losses are determined using the specific identification method, reclassified from accumulated other comprehensive income and included in other income, net on the statement of comprehensive income.

As of December 31, 2018, no securities are considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration, and are due to normal market and interest rate fluctuations. Furthermore, the Company does not intend to sell the investment securities in an unrealized loss position and it is unlikely that the Company will be required to sell these securities before the recovery of the value.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepayments	$5,236	$2,586
Research grant receivable	576	—
Value-added tax receivable	526	905
Interest receivable	128	98
Other	139	96
Total prepaid expenses and other current assets	$6,605	$3,685

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Lab equipment	$358	$363
Computer and office equipment	554	382
Leasehold improvements	284	—
Less: accumulated depreciation	(634)	(390)
Total property and equipment, net	$562	$355

Depreciation expense was $276,000, $206,000 and $138,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Research and development activities	$6,527	$3,779
Compensation and benefits	2,423	1,093
Professional fees	636	410
Other	1,774	907
Total accrued expenses and other liabilities	$11,360	$6,189

8. Shareholders’ Equity

Initial Public Offering and Subsequent offering

On October 2, 2017, the Company closed its IPO of ADSs.  In the IPO, the Company sold an aggregate of 6,164,000 ADSs representing the same number of ordinary shares at a public offering price of $14.00 per ADS, which included the exercise in full by the underwriters of their option to purchase additional ADSs. Net proceeds were approximately $77.4 million, after deducting underwriting discounts, and commissions and offering expenses paid by the Company of $2.9 million.

Ordinary Share Conversion

On the date of the IPO, the Company converted its outstanding ordinary shares.  All share and per share information has been retroactively adjusted for this share conversion (See Notes 9 and 10).

On October 2, 2018, the Company completed an underwritten follow-on public offering of 4.6 million ADSs, representing the same number of ordinary shares, at a public offering price of $18.00 per ADS, which included the exercise in full by the underwriters of their option to purchase additional ADSs. Net proceeds to the Company from the offering were approximately $77.2 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company of $0.7 million.

Corporate Reorganization

On September 11, 2017, all shareholders of NightstaRx Limited exchanged each of the ordinary shares of different classes held by them for the same number and class of newly issued ordinary shares of Nightstar Therapeutics Limited and, as a result, NightstaRx became a wholly-owned subsidiary of Nightstar Therapeutics Limited on that date. On September 15, 2017, Nightstar Therapeutics Limited re-registered as a public limited company and was renamed Nightstar Therapeutics plc.  On the date of the IPO, each separate class of ordinary shares of Nightstar Therapeutics plc was converted as stipulated in the articles of association into a single class of ordinary shares of Nightstar Therapeutics plc. The ratio for the conversion of each class of ordinary shares of Nightstar Therapeutics plc into ordinary shares of Nightstar Therapeutics plc was determined based on the IPO price.  All share and per share information has been retroactively adjusted for this share conversion.

Ordinary Shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders.  The Company has not declared any dividends since its inception.

In addition to the issuance of Class A ordinary shares to founders and investors, the Company has issued Class B, C, D, E and F ordinary shares to certain employees as employee incentive awards, all of which were converted into a single class of ordinary shares as part of the corporate reorganization described above.

March and June 2017 Financings

In March 2017, the Company entered into a subscription and shareholders’ agreement, (the “March 2017 Agreement”), whereby certain shareholders elected to subscribe for an aggregate of 8,070,314 Class A ordinary shares as follows: 1,846,071 Class A ordinary shares at a price of £1.00 per share and 6,224,243 Class A ordinary shares at a price of £2.0737 per share. The Company issued all 8,070,314 Class A ordinary shares pursuant to the March 2017 Agreement on June 27, 2017 for gross proceeds of $18.8 million, and the Company incurred issuance costs of $50,000. The shares were issued to satisfy all of the outstanding tranche obligations, discussed below in this note under “Equity-based Tranche Obligation Liability.” The March 2017 Agreement was terminated in June 2017.

In June 2017, the Company entered into a subscription and shareholders’ agreement, (the “June 2017 Agreement”), pursuant to which the Company issued an aggregate of 11,203,837 Class A ordinary shares at a price of $4.01648 per share for gross proceeds of $45.0 million, and the Company incurred issuance costs of $295,000. The June 2017 Agreement was terminated at the time of the Company’s corporate reorganization and IPO.

Equity-based Tranche Obligation Liability

The Company assessed the obligations to issue additional shares as part of the Amended 2013 Agreement and as part of the 2015 Agreement (collectively, the “Tranche Obligations”). The Company concluded that such obligations were freestanding financial instruments that were required to be separately recorded at fair value on the date the financing agreements were executed. With the exception of the shares that were to be issued upon satisfaction of the Tranche 3A and 3B milestones, contemplated by the Amended 2013 Agreement, all other Tranche Obligations were considered indexed to the Company’s ordinary shares, met all additional criteria in order to be classified as equity and were recorded to additional paid-in capital at an amount based on the relative fair value of the Tranche Obligations and Class A ordinary shares upon issuance. The obligations to issue shares upon satisfaction of the Tranche 3A and 3B milestones were not considered indexed to the Company’s ordinary shares due to variability of the settlement amount and was required to be recorded as a liability. This liability was estimated to have a fair value of $4.2 million upon issuance in May 2014 and was subsequently remeasured to its fair value of $3.9 million on December 31, 2014, with the decrease in fair value during the year recorded in other expense in the consolidated statement of operations and comprehensive loss. As discussed above, the 2015 Agreement modified the Tranche 3A and 3B milestones. Therefore, the Company remeasured the Tranche 3A and 3B milestone liabilities to fair value in November 2015, which resulted in an increase in fair value of $4.3 million that was recorded in other expense in the consolidated statement of operations and comprehensive loss. All outstanding Tranche Obligations following the modification of the 2015 Agreement were considered indexed to the Company’s ordinary shares and met all additional criteria to be classified as equity and, subsequent to the remeasurement in November 2015, the Tranche Obligations liability was reclassified to additional paid-in capital.

At December 31, 2016, the remaining outstanding Tranche Obligations and their respective prespecified milestone criteria were as follows:

Tranche	Number of Shares	Price Per Share	Milestone
2	1,846,070	£1.00	Commencement of a pivotal trial for CHM
2	773,966	£2.07366	Commencement of a pivotal trial for CHM
3	2,725,139	£2.07366	First patient treated in a clinical trial for a second program
4	2,725,139	£2.07366	First patient treated in a clinical trial for a third program

The Company issued 8,070,314 Class A ordinary shares in June 2017 to satisfy the outstanding Tranche Obligations and accordingly, there were no Tranche Obligations outstanding as of December 31, 2017.

9. Share-Based Compensation

The Company grants equity awards under its share-based compensation programs, which awards may include share options, RSAs, RSUs and other share-based awards. To date, the share-based awards granted to employees and directors have been in the form of RSAs, RSUs and share options.

2017 Equity Incentive Plan

Under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) approved in September 2017, the Company was authorized to issue a total of 1,500,000 ordinary shares as incentives to the Company’s employees and directors, which includes shares underlying options that may be granted from time to time under the 2017 Plan. In addition, the number of ordinary shares reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, ending on (and including) January 1, 2027, in an amount equal to 4% of the total number of shares outstanding on December 31 of the preceding calendar year. Pursuant to this provision, 1,341,348 and 1,156,188 ordinary shares were added to the number of available shares pursuant to the 2017 Plan effective January 1, 2019 and 2018.

Share Options

The Company typically grants employees ten-year share option awards which vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date, with the balance vesting ratably on a monthly basis over the remaining three years. As of December 31, 2018, all granted awards contained only service-based vesting conditions. The Company recognizes share-based compensation expense for share option awards based on the grant date fair value of the award on a straight-line basis over the requisite service period.

Share Option Valuation

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the years ended December 31, 2018 and 2017 were as follows:

	December 31,	December 31,
	2018	2017
Expected option life (years)	6 years	6 years
Risk-free interest rate	2.63% to 3.01%	2.16% to 2.25%
Expected volatility	64.65% to 66.69%	57.17% to 57.43%
Expected dividend yield	0.00%	0.00%

No share options were granted prior to 2017.  Option grant activity for the year ended December 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	191,075	$21.00	9.87 years	$21.00
Granted	965,526	14.47	—	—
Exercised	—	—	—	—
Forfeited	(56,100)	13.60	—	—
Outstanding at December 31, 2018	1,100,501	$15.74	9.17 years	$—
Exercisable as of December 31, 2018	51,285	$21.56	8.87 years	$—
Unvested that are expected to vest and vested as of December 31, 2018	1,100,501	$15.74	9.17 years	$—

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares. In all cases the exercise price was greater than the fair value of the Company’s ordinary shares at year end; therefore, there is no intrinsic value for the share options granted.

The weighted average grant-date fair value of share options granted during the years ended December 31, 2018 and 2017 was $8.95 and $13.20, respectively, per share.  The total fair value of awards vested for the year ended December 31, 2018 was $0.7 million.  At December 31, 2018 and 2017, vested and exercisable shares were 51,285 and none, respectively.  As of December 31, 2018, there was $8.3 million of unrecognized share-based compensation costs related to unvested outstanding option awards, to be recognized over the weighted-average period of 3.0 years.

Restricted Share Awards and Restricted Share Units

Pursuant to the September 2017 reverse stock split, all previously outstanding restricted stock award and restricted share units were converted into to a single class of ordinary shares.  The Company typically grants employee incentive shares which vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date, with the balance vesting ratably on a quarterly or monthly basis over the remaining three years, unless the awards contain specific performance vesting provisions. As of December 31, 2018 and 2017, all outstanding granted awards contained only service based vesting conditions.

The Company recognizes share-based compensation expense for equity awards based on the grant date fair value of the award. For equity awards that vest based on a service condition, the share-based compensation expense is recognized on a straight-line basis over the requisite service period. For Performance Awards, the Company recognizes share-based compensation expense ratably over the requisite service period when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance condition as of the reporting date.

The unvested RSAs are considered legally outstanding shares; however, they are subject to forfeiture in cases where the holders fail to complete the requisite service period with the Company. Unvested RSAs that are forfeited are considered deferred shares and, subject to certain conditions, all deferred shares can be repurchased by the Company for payment of £0.01 to the holder of the deferred shares. The unvested RSUs are not considered outstanding shares until the holders perform the requisite services as defined in the applicable award agreement. In 2018, 10,000 RSUs were issued at the current market price; they remain outstanding as of December 31, 2018.

A summary of the changes in the Company’s RSAs and RSUs during the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,191,344	4.92
Granted	10,000	14.31
Vested	(501,631)	4.49
Forfeited	(73,781)	8.09
Unvested and outstanding at December 31, 2018	625,932	$5.00

The company recorded share-based compensation expense as follows (in thousands):

	December 31,
	2018	2017	2016
Research and development	$1,574	$479	$152
General and administrative	2,607	894	56
Total share-based compensation	$4,181	$1,373	$208

As of December 31, 2018, there was $2.8 million of unrecognized share-based compensation costs related to unvested outstanding RSA and RSU awards, to be recognized over the weighted-average period of 2.4 years.  The intrinsic value of the unvested outstanding RSA and RSU awards was $7.2 million as of December 31, 2018.  The total fair value of awards vested for the year ended December 31, 2018 was $7.9 million.

10. Earnings per Share

Basic earnings per share (EPS) is calculated by dividing the net loss by the weighted average number of ordinary shares outstanding during the period. Unvested RSA’s, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share as presented in the following schedule. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, RSAs, and RSUs using the treasury stock method.

For all periods presented the Basic and Diluted EPS are the same because the outstanding stock options, RSAs and RSUs were considered anti-dilutive.  The following is a presentation of the numerator and denominator used in the calculation of net loss per ordinary share:

	December 31,
(in thousands, except per share data)	2018	2017	2016
Numerator:
Net loss, as reported, and available to shareholders - basic and diluted	$(36,862)	$(29,686)	$(12,198)

Denominator:
Weighted average number of shares used in computing net loss per share - basic and diluted	29,176	18,187	8,954

Basic and Diluted net loss per ordinary share	$(1.26)	$(1.63)	$(1.36)

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	December 31,
	2018	2017	2016
Unvested restricted share awards and restricted share units	625,932	1,191,344	894,770
Unvested and vested share options	1,100,501	191,075	—

11. License Agreements

Oxford University Innovation Limited Licenses

In November 2013, the Company entered an exclusive license agreement (the “2013 Oxford Agreement”) with Oxford University Innovation (“Oxford”), formerly Isis Innovation Limited, to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights. The Company is using the licensed patent rights to develop NSR-REP1 for CHM. As part of the consideration for this license, the Company paid upfront fees of $78,000 and past patent cost of $68,000. The 2013 Oxford Agreement requires the Company to remit fees upon the Company or any sub-licensee meeting certain milestones, as well as up to an aggregate of £375,000 ($507,000) upon the achievement of specified milestones and a low single-digit percentage of net of sales upon the Company achieving regulatory approval, subject to quarterly minimums. In addition, the Company agreed to pay a mid single-digit percentage of all upfront fees, milestone and other one-off payments received by the Company.  No amounts were paid or accrued at December 31, 2018 or 2017.

In November 2015, the Company entered into five separate exclusive license agreements (the “2015 Oxford Agreements”) to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of gene therapy products targeting five different types of inherited retinal diseases, including NSR-RPGR and NSR-BEST1, and processes resulting from the development of those patent rights.  As part of the consideration for these licenses, the Company paid upfront fees of $575,000 in the aggregate. In addition, the Company agreed to pay Oxford annual maintenance fees for all five licenses until the formal application for regulatory approval of the product is filed, as well as upon the achievement of specified development and commercial milestones and a fee income royalty, which is calculated as a single-digit percentage of all upfront fees, milestone and other one-off payments received by the Company. The Company is also required to pay royalty payments, subject to quarterly minimums, based on a single digit percentage of net sales. In connection with the licenses, Oxford was required to transfer certain manufactured license products as well as all manufacturing documentation. The annual maintenance fee for all five licenses is £60,000 ($80,000) for the year ending December 31, 2018 and will increase to £100,000 ($135,000) through 2025 and beyond.  As of December 31, 2018 and 2017, the Company has an accrued obligation of £60,000 ($80,000) and $0, respectively.

In October 2017, the Company entered into a separate exclusive license agreement (the “2017 Oxford Agreement”) to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of gene therapy products, including NSR-ABCA4, for the treatment of Stargardt disease.  As part of the consideration for this license, the Company paid Oxford an upfront signing fee of £100,000 ($135,000). In addition, the Company agreed to pay Oxford annual maintenance fees and payments upon the achievement of specified development and commercial milestones, sales milestones based on the first achievement of predefined sales thresholds, a royalty on annual net sales, and a fee income royalty, which is calculated as a high single-digit percentage of all upfront fees, milestone and other one-off payments received by the Company.  In connection with the licenses, Oxford was required to transfer all manufacturing documentation. No annual maintenance fee required for the year ending December 31, 2017, for the year ending December 31, 2018 the fees were £10,000 ($13,000), and up to £20,000 per annum will be required through 2025 and beyond.  As of December 31, 2018 and 2017, the Company has an accrued obligation of £10,000 ($13,000) and $0, respectively.

In the event that the Company commits a material breach, has a petition presented for winding up of the business, or passes a resolution for voluntary winding up or challenges the licensed patent rights of Oxford, Oxford can terminate the applicable agreement. The Company has the right to terminate the 2013 Oxford Agreement and 2015 Oxford Agreement if Oxford commits a material breach and at any time after the second anniversary of the applicable agreement. The Company has the right to terminate the 2017 Oxford Agreement if Oxford commits a material breach and at any time after the third anniversary of its execution date upon two months’ written notice. The 2013 Oxford Agreement, 2015 Oxford Agreements and 2017 Oxford Agreement expire on the twentieth anniversary of the applicable effective date or each license will expire upon the Company’s written election when for twelve consecutive months none of these items exist: the licensed patents continue to be in force or subsisting in another country, the Company has market exclusivity throughout the world, the Company has market exclusivity throughout any region or the Company has market exclusivity in any country. The Company can sublicense its rights under the 2013 Oxford Agreement, 2015 Oxford Agreements and 2017 Oxford Agreement.

Oxford BioMedica License

In December 2013, the Company entered into a non-exclusive license agreement (the “BioMedica License Agreement”) with Oxford BioMedica (UK) Limited (“Oxford BioMedica”) to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights.

As part of the consideration for this license, the Company paid upfront fees of $100,000. In addition, the Company is also required to pay quarterly royalty payments based on net sales at a low-single digit percentage. The BioMedica License Agreement also requires the Company to make a $100,000 milestone payment upon the grant by the FDA of marketing approval for an AAV product for the treatment of CHM. The Company is allowed to sublicense its rights under the agreement, if this occurs the Company is required to pay an upfront sublicense fee and royalty payments equal to a low-to-mid single-digit amount quarterly as a percentage of sublicense revenue.

In the event that the Company commits a material breach, challenges the validity of the licensed patent rights, becomes insolvent or if an order is passed or resolution is passed for the winding up of the Company or if an administrator, administrative receiver or receiver is appointed over the Company’s assets, Oxford BioMedica can terminate the BioMedica License Agreement. The Company can terminate the BioMedica License Agreement at any time and if Oxford BioMedica commits a material breach or becomes insolvent or if an order is passed or resolution is passed for the winding up of Oxford BioMedica or if an administrator, administrative receiver or receiver is appointed over Oxford BioMedica’s assets. The BioMedica License Agreement will expire on the expiration date of the related patent.

The Company has not recorded any research and development expense for the years ended December 31, 2018, 2017 and 2016 in connection with the BioMedica License Agreement as the Company has not met any milestones and recognized net sales, which would require the Company to remit payments.

12. Research and Development Tax Credit

As a company that carries out extensive research and development activities, the Company seeks to benefit from one of two U.K. research and development tax credit cash rebate regimes, the Small and Medium-sized Enterprises R&D Tax Credit Scheme (“SME Scheme”) and the Research and Development Expenditure scheme (“RDEC Scheme”).  Under the SME Scheme, the Company’s principal research subsidiary company, NSL, may be eligible to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 33.4% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which the Company does not receive income. Subcontracted research expenditures are eligible for a cash rebate of up to approximately 21.7%.

For certain periods where NSL is not eligible for the SME Scheme, NSL may be eligible for the RDEC Scheme, whereby tax relief was given at 11% of allowable research and development costs, and increased to 12% on January 1, 2018.   The RDEC plan is more restrictive with qualifying expenditures mainly comprising of employment costs for research staff.

Based on criteria established by HMRC, management of NSL expects a proportion of expenditures being carried out by NSL in relation to its pipeline research, clinical trials management and manufacturing development activities is likely to be eligible for inclusion within one of these two tax credit cash rebate regimes.

The Company has recorded U.K. research and development tax credits as an offset to research and development expense in the consolidated statements of operations and comprehensive loss of $7.2 million and $2.5 million for the years ended December 31, 2018 and 2016, respectively.  For the year ended December 31, 2017, the Company recorded an expense of $1.3 million to reduce research and development claims payable in accordance with correspondence with HMRC.

13. Income Taxes

The components of loss before (benefit from) provision for income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	December 31,
	2018	2017	2016
U.K.	$(37,765)	$(29,978)	$(12,194)
U.S.	463	329	(4)
Loss before taxes	$(37,302)	$(29,649)	$(12,198)

The Company did not record any income tax provision for the year ended December 31, 2016.  For the years ended December 31, 2018 and 2017, the Company recorded the following income tax (benefit) provision (in thousands):

	December 31,
	2018	2017
Current expense (benefit):
Federal	$(44)	$52
State	12	—
Foreign	—	—
Total current expense (benefit)	(32)	52
Deferred expense (benefit):
Federal	192	—
State	(187)	(15)
Foreign	(413)	—
Total deferred tax expense (benefit)	(408)	(15)
Total income tax expense (benefit)	$(440)	$37

A reconciliation of income tax (benefit) expense at the statutory corporate income tax rate to the income tax (benefit) expense at the Company’s effective income tax rate is as follows (in thousands):

	December 31,
	2018	2017	2016
Tax (benefit) at United Kingdom statutory corporate rate	$(7,088)	$(5,707)	$(2,439)
Research and development activities	2,728	869	835
Valuation allowance	2,992	4,304	1,122
Change in tax law	1,303	537	437
State taxes, net of federal benefit	(164)	(15)	—
Foreign rate differential	10	49	—
Other	(221)	—	45
Income tax expense (benefit)	$(440)	$37	$-

Net deferred tax assets (liabilities) recognized in the Company’s consolidated balance sheet consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$9,018	$6,549
Intangibles amortization	14	18
Tax credits	404	15
Accruals	24	—
Other	18	8
Total deferred tax assets	9,478	6,590
Less: valuation allowance	(9,050)	(6,523)
Net deferred tax asset (liability)	428	67
Deferred tax liabilities:
Depreciation and amortization	(1)	(52)
Other deferred tax liabilities	(427)	—
Total deferred tax liabilities	(428)	(52)
Net deferred tax asset (liability)	$—	$15

The Company has evaluated the positive and negative evidence bearing on its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets of December 31, 2018, 2017 and 2016. Management reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2018, the Company had $53.0 million of cumulative gross U.K. net operating loss carryforwards, that do not expire. The Company also has federal and state research and development tax credit carryforwards of $0.2 million and $0.2 million, respectively.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2018, 2017 and 2016. The Company files income tax returns in the United Kingdom, United States and certain state and local jurisdictions. The income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2018. There are currently no pending income tax return examinations.

14. Commitments and Contingencies

License Agreements

The Company has entered into several license agreements (see Note 11). In connection with these agreements the Company is required to make a number of milestone payments and annual license maintenance payments. The Company evaluated all milestone payments within the arrangements to estimate the probability of the Company meeting the milestones in accordance with ASC 450, Contingencies. As of December 31, 2018 and December 31, 2017, the obligation for all milestones that have been achieved and unpaid have been accrued.

Legal Proceedings

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of December 31, 2018 and 2017.

Leases

On May 24, 2018, NSL entered into an agreement to receive the assignment of the lease for its new office on Midford Place in London, United Kingdom. This office also serves as the corporate headquarters of the Company. The assignment of the lease to NSL became effective on June 8, 2018 and the lease will expire on October 30, 2020. Annual rent is approximately £198,000 ($261,000), payable quarterly. NSL provided the landlord with an upfront security deposit of approximately £119,000 ($157,000), including value added tax. As part of this agreement, NSL also received a one-time rent concession payment from the landlord in the amount of £75,000 ($99,000) plus value added taxes. NSL’s performance under the lease is guaranteed by Nightstar Therapeutics plc.

On April 6, 2018, NSI entered into a sublease for its new corporate headquarters in Waltham, Massachusetts. The sublease provides NSI with approximately 12,000 rentable square feet for general office use. The sublease became effective on April 26, 2018 (the “Sublease Commencement Date”) and will expire in March 2021.   The initial rent for the office space is approximately $209,000 per annum, increasing every year by approximately 6%. As part of the agreement, NSI arranged for a letter of credit for $58,000 as security for the sublease.

On January 10, 2017, the Company entered into a noncancelable sublease for a facility in Lexington, Massachusetts for its U.S. operations. The lease related to the facility commenced on February 1, 2017 and is scheduled to terminate in June 2020. The lease is classified as an operating lease. The Company is committed to making aggregate lease payments of $86,000 in 2018, $89,000 in 2019 and $46,000 in 2020.  This Lexington office space is currently considered excess and has been sublet to recover costs.

The Company’s future minimum lease obligations as of December 31, 2018 are:

Premises Operating Leases (in thousands)
2019	$569
2020	427
2021	58
Total obligations	$1,054

The Company recorded rent expense aggregating $448,000, $205,000 and $138,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

In accordance with its Articles of Association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that may enable it to recover a portion of any amounts paid for future potential claims.

15. Related Party Transactions

Syncona

In the normal course of business, the Company has entered into agreements with controlled or majority-owned entities of Syncona Partner LLP, Syncona Limited and their affiliates, including Freeline Therapeutics (collectively “Syncona”) under which the Company may obtain from or otherwise engage in certain limited research and development activities with these affiliated entities of Syncona in connection with the development of its product candidates.  In addition, the Company may provide services to or otherwise engage in certain limited research and development activities with companies affiliated with Syncona, including the provision of clinical manuals and other supportive documents to such affiliated entities.  Syncona is a shareholder of the Company and the Chairman of the Board of Directors of the Company serves as the chief investment officer and managing partner of Syncona.  The Company has also received accounting and professional services from its principal investor, Syncona from time to time as needed.

The Company recorded research and development expenses totaling $53,000, $11,000 and $30,000 for the years ended December 31, 2018, 2017 and 2016, respectively; and recorded $66,000 as other income during the year December 31, 2018.  The Company also recorded accounting and professional fees totaling $4,000, $1,200 and $23,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018 and 2017, the Company had $28,000 and $13,500, respectively, of accrued and open payments outstanding to affiliates of Syncona.

The Company had a lease agreement with The Wellcome Trust Limited, as trustee of The Wellcome Trust, the prior holding company of Syncona. As part of that arrangement, the Company was billed for certain office costs in addition to the leased space. The Company recorded general and administrative expenses totalling $165,000 and $152,000for the years ended December 31, 2017 and 2016, respectively.  As of December 31, 2017 and 2016, there was $182,000 and $44,000, respectively, outstanding to The Wellcome Trust. Subsequent to December 31, 2016, The Wellcome Trust is no longer considered an affiliated entity of the Company. The lease with The Wellcome Trust Limited terminated in July 2018.

University of Oxford and Related Entities

The Company, under various service agreements, receives research and development services from the University of Oxford and its subsidiaries. The University of Oxford is a shareholder of the Company. The Company recorded research and development expenses totaling $566,000, $862,000 and $376,000 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017 the Company had $194,000 and $414,000, respectively, included in accrued expenses.  See also Note 11 in relation to payments made to Oxford under certain license agreements between Oxford and the Company.

MacLaren Agreement

In November 2013 and as amended in 2016, the Company entered into a consulting agreement with Oxford University Innovation Ltd. (“Consulting Agreement”), for consulting services of Prof. Robert MacLaren, a former member of the Company’s board of directors. Under the terms of the Consulting Agreement, Prof. MacLaren is to provide the Company with advice and expertise in relation to regulatory submissions, prepare for and attend meetings of the Company’s clinical advisory board, prepare for and attend regulatory meetings, provide scientific and medical advice in relation to the preparation of medical education materials and provide consulting services to the Company’s Chief Medical Officer.

Under the terms of the Consulting Agreement, the Company agreed to pay consulting fees for Prof. MacLaren’s services subject to a minimum annual fee of £99,000 ($134,000).  In October 2017, the Company’s board of directors awarded Prof. MacLaren 58,000 RSUs which would have vested annually over a four-year period from the date of award. In connection with Prof. MacLaren’s resignation from the Board of Directors (the “Board”), the Board agreed to allow for immediate vesting of 29,000 of the RSUs awarded in October 2017, with the remainder being forfeited as of the same date. The Board also agreed that the Company would pay a bonus to Prof. MacLaren for services provided in 2017 in the amount of $26,000.

Under the Consulting Agreement, the Company recorded consulting fees totaling $44,000, $107,000 and $150,000 for the years ended December 31, 2018, 2017 and 2016, respectively. In August 2018, the Company and Oxford mutually agreed to terminate the Consulting Agreement. Simultaneously, the Company entered into a consulting agreement directly with Prof. MacLaren. Under the agreement with Prof. MacLaren, consulting fees totaling $182,000 were recorded for the year ended December 31, 2018. As of December 31, 2018 and 2017, there were payment obligations of $124,000 and $8,000, respectively, outstanding to Prof. MacLaren and Oxford concerning his services.

16. Employee Benefit Plans

In the United Kingdom, the Company makes certain contributions to private benefit pension schemes on behalf of certain of its employees. Effective December 31, 2018, the obligations to the employees’ individual plans was terminated and the Company fulfilled its remaining obligations under those agreements.  The Company paid $0.2 million, $0.2 million and $0.2 million in contributions in the years ended December 31, 2018, 2017 and 2016, respectively.

In the United States, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company does not currently match employee contributions and accordingly, no matching contributions were recorded for the years ended December 31, 2018, 2017 and 2016.

17. Selected Quarterly Financial Information Unaudited

The table summarizes the unaudited consolidated financial results of operations for the quarters ended (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2018 Quarter Ended
Research and development	$6,064	$8,052	$7,845	$9,624
General and administrative	2,776	3,324	3,019	3,453
Other (expense) income, net	(5,518)	2,946	4,925	4,502
Loss before income taxes	(14,358)	(8,430)	(5,939)	(8,575)
(Benefit from) provision for income taxes	—	(334)	83	(189)
Net loss	$(14,358)	$(8,096)	$(6,022)	$(8,386)
Other comprehensive income (loss)	$6,346	$(2,681)	$(4,329)	$(3,788)
Weighted average ordinary shares outstanding basic and diluted	27,862	28,053	28,139	32,762
Basic and diluted net loss per share	$(0.52)	$(0.29)	$(0.21)	$(0.26)

2017 Quarter Ended
Research and development	$2,750	$3,542	$3,983	$10,228
General and administrative	730	677	2,025	3,569
Other income (expense) net	8	(2)	(2,203)	51
Loss before income taxes	(3,472)	(4,221)	(8,211)	(13,746)
(Benefit from) provision for income taxes	—	—	—	37
Net loss	$(3,472)	$(4,221)	$(8,211)	$(13,783)
Other comprehensive income (loss)	$143	$1,579	$1,848	$418
Weighted average ordinary shares outstanding basic and diluted	11,680	23,688	21,514	27,336
Basic and diluted net loss per share	$(0.30)	$(0.18)	$(0.38)	$(0.50)

18. Subsequent events

On March 4, 2019, the Company entered into an Implementation Agreement with Biogen Switzerland Holdings GmbH and Tungsten Bidco Limited. Pursuant to the terms of the Implementation Agreement, Bidco has agreed to acquire the entire issued and to be issued share capital of the Company for $25.50 in cash per ordinary share, par value £0.01 per share (the “Company Shares”). Under the terms of the Implementation Agreement, the acquisition will be implemented by means of a scheme of arrangement to be undertaken by the Company under Part 26 of the UK Companies Act 2006.  The acquisition is subject to, among other things, approval by at least 75 percent in value and a majority in number of the holders of the Company Shares present and voting (in person or by proxy) at the meeting to be convened by order of the High Court of Justice in England and Wales, and the satisfaction or waiver of certain conditions, including law and regulatory authority.