Form 10-K/A
period 2018-12-31
Nightstar Therapeutics plc
filed 2019-04-30
CIK 1711675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO.1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting equity securities held by non-affiliates of the Registrant, based on the closing price of the Registrant’s American Depositary Shares, or ADSs, on The Nasdaq Global Select Market on June 29, 2018 was $149,156,960 (assumes officers, directors, and all shareholders beneficially owning 10% or more of the outstanding ordinary shares are affiliates).

The Registrant had 33,536,214 ordinary shares outstanding as of April 24, 2019, of which 14,676,984 are represented by ADSs.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

The purpose of this amendment, or Amendment, is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from Nightstar Therapeutics plc’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or the Annual Report, as originally filed with the Securities and Exchange Commission, or the SEC, on March 18, 2019, in reliance on General Instruction G(3) to Form 10-K, which provides for the incorporation by reference of certain provisions of a registrant’s definitive proxy statement into its Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, Part III, Items 10 through 14 of the Annual Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety, with the only changes to Part IV, Item 15 being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. Except as otherwise expressly set forth in this Amendment, no portion of the Annual Report filed on March 18, 2019 is being amended or updated by this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and with our filings with the SEC subsequent to the Annual Report.

In this Amendment, “Nightstar,” the “Group,” the “Company,” “we,” “us” and “our” refer to Nightstar Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

The following table sets forth the name, age and position of each of our executive officers and directors as of April 24, 2019.

Name	Age	Position
Executive Officers:
David Fellows	62	Chief Executive Officer and Director
Tuyen Ong, M.D., MRCOphth, MBA	44	Chief Development Officer
Gregory Robinson, Ph.D.	60	Chief Scientific Officer
Senthil Sundaram	40	Chief Financial Officer
Bryan Yoon, Esq.	41	General Counsel and Secretary
Non-Executive Directors:
Chris Hollowood, Ph.D. (3)	44	Chairman of the Board of Directors
Paula K. Cobb (1)	46	Director
David C. Lubner (1) (3)	55	Director
James McArthur, Ph.D. (2)	57	Director
David M. Mott (2) (3)	53	Director
Scott M. Whitcup, M.D. (1) (2)	59	Director

(1)  Member of the Audit Committee

(2)  Member of the Nominating and Corporate Governance Committee

(3)  Member of the Remuneration Committee

David Fellows has served as our Chief Executive Officer and a member of our board of directors since January 2015 and previously served as a non-executive director of our company from February 2014 to January 2015. Mr. Fellows served as Vice President of Johnson & Johnson’s Vision Care Franchise from November 2009 to December 2013, where he led global marketing, new product and licensing activities. From 2005 to 2009, Mr. Fellows served as President of New Ventures for Johnson & Johnson Vision Care. From 1980 to 2004, Mr. Fellows was employed at Allergan, Inc., where he served primarily in the sales and marketing areas in a number of capacities, including regional president, corporate vice president and senior vice president in North America, Asia and Europe. Mr. Fellows is also the Chairman of the Board of Oxular Limited, a retinal therapeutics company based in Oxford, United Kingdom, and a member of the board of directors of the Glaucoma Foundation. Mr. Fellows holds a B.A. from Butler University. Our board of directors believes that Mr. Fellows’ experience in the ophthalmology industry as a healthcare executive and his intimate knowledge of our company as our Chief Executive Officer provide him with the qualifications and skills to serve as our director.

Tuyen Ong, M.D., MRCOphth, MBA has served as our Chief Development Officer since August 2017. From April 2016 to July 2017, Dr. Ong served as the Chief Medical Officer of PTC Therapeutics, Inc., a biopharmaceutical company, and as its Senior Vice President, Head of Clinical and Translational Research from September 2014 to April 2016. From 2010 to 2014, Dr. Ong was employed by Bausch Health, most recently serving in the role of Vice President of Global Clinical Development and Operations. Previously, Dr. Ong worked at Pfizer Inc., developing drugs for diseases with high unmet medical need in various disease areas including respiratory, gastrointestinal, hepatology and ophthalmology. Dr. Ong holds an M.D. from the University of London and an M.B.A. from New York University Stern School of Business.

Gregory Robinson, Ph.D. has served as our Chief Scientific Officer since August 2016. From November 2014 to August 2016, Dr. Robinson served as Chief Scientific Officer at Agilis Biotherapeutics LLC, a biotechnology company (which was subsequently acquired by PTC Therapeutics). From March 2007 to November 2014, Dr. Robinson was a member of or led the Discovery Research Group and was Senior Director of Scientific Licensing at Shire plc, where he evaluated rare disease opportunities. Prior to joining Shire plc, Dr. Robinson led the Biology and Drug Discovery group at Eyetech Pharmaceuticals Inc. from 2003 to 2007 and was involved with the development of treatments for wet age-related macular degeneration (Macugen and Fovista). From 1992 to 2003, Dr. Robinson held various positions at Pharmacia Corporation and Hybridon, Inc. Dr. Robinson holds a B.S. in Biology from Macalester College and a Ph.D. in Biochemistry from Boston University.

Senthil Sundaram has served as our Chief Financial Officer since April 2017. From February 2013 to April 2017, Mr. Sundaram served in a variety of positions at Intercept Pharmaceuticals, Inc., a biopharmaceutical company, including most recently as its Vice President and head of business development, where he was responsible for a wide range of activities including business development, strategy, financial analysis, investor relations and capital raising. Prior to joining Intercept, Mr. Sundaram spent 13 years, from 2000 to 2013, in the healthcare investment banking groups at Lehman Brothers/Barclays, Citigroup and Lazard. Mr. Sundaram holds a B.S. in Computer Engineering and a B.A. in Economics from Brown University.

Bryan Yoon, Esq. has served as our General Counsel since November 2017 and has acted as our Secretary since February 2018. From January 2013 to November 2017, Mr. Yoon headed up the global legal, compliance and intellectual property functions at Intercept Pharmaceuticals, Inc., a biopharmaceutical company, where he most recently served as Senior Vice President—Legal Affairs and Secretary. Prior to joining Intercept, Mr. Yoon worked at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo P.C. and Simpson Thacher & Bartlett LLP, where he advised clients, including a number of life sciences companies, on a variety of corporate and other legal matters. Mr. Yoon holds a B.A. in Economics and an M.Eng. in Operations Research and Industrial Engineering from Cornell University. Mr. Yoon received his J.D. from the University of Michigan Law School.

Non-Executive Directors

Chris Hollowood, Ph.D. has served as a member of our board of directors and as its chairman since November 2013. Dr. Hollowood has served as the Chief Investment Officer of Syncona Partners LLP and, subsequently, Syncona Investment Management Limited, a venture capital firm, since December 2016 and as a Partner from September 2012 to December 2016. Prior to joining Syncona, Dr. Hollowood was a Partner of Apposite Capital LLP, a venture and growth capital company focused on the healthcare and life sciences sector, from 2007 to 2012. From 2002 to 2007, Dr. Hollowood held various roles with Bioscience Managers Ltd. and Neptune Investment Management Ltd. Dr. Hollowood holds a degree in Natural Sciences and a Ph.D. in Organic Chemistry from Cambridge University. Dr. Hollowood serves as chairman of the boards of directors of Freeline Therapeutics, Gyroscope Therapeutics and Swan Therapeutics. Dr. Hollowood also served on the board of directors of Orbit Biomedical prior to its merger with Gyroscope Therapeutics. Our board of directors believes that Dr. Hollowood’s experience in the pharmaceutical industry and investing in life sciences companies provides him with the qualifications and skills to serve as our director.

Paula Cobb has served as a member of our board of directors since September 2018.  Ms. Cobb currently serves as the chief operating officer at Decibel Therapeutics, Inc., a biotechnology company.  Prior to joining Decibel in September 2016, Ms. Cobb served as senior vice president of the rare disease group at Biogen Inc., a biopharmaceutical company, from November 2015 to August 2016, where she was responsible for the company’s marketed hemophilia assets and Phase 3 programs in spinal muscular atrophy and neuropathic pain. Prior to this role, from 2003 until November 2015, Ms. Cobb managed the multiple sclerosis franchise, led new product commercialization for early pipeline programs, served as chief of staff to the CEO and held various operational management roles with Biogen in Europe. Before joining Biogen, Ms. Cobb worked for various consulting groups in the Boston area. Ms. Cobb graduated cum laude from Amherst College with a B.A. degree in political science and English. She also received an MBA from Harvard University Graduate School of Business Administration. Our board of directors believes that Ms. Cobb’s operational and commercial experience in the pharmaceutical industry provides her with the qualifications and skills to serve as our director

David C. Lubner has served as a member of our board of directors since July 2017. Mr. Lubner has served as the Executive Vice President and Chief Financial Officer of Ra Pharmaceuticals, Inc., a biopharmaceutical company, since January 2016. Mr. Lubner served as a member of the senior management team of Tetraphase Pharmaceuticals, Inc., a biotechnology company, from its inception in September 2006 through January 2016. From 2010 to 2015, Mr. Lubner served as Senior Vice President and the Chief Financial Officer of Tetraphase, where he led financial operations and was responsible for corporate finance activities. From 1999 to 2006, he served as the Chief Financial Officer of PharMetrics Inc., a pharmacy and medical claims data informatics company. Prior to joining PharMetrics, Mr. Lubner served as Vice President and Chief Financial Officer of ProScript, Inc. from 1996 to 1999. Mr. Lubner is a member of the American Institute of CPAs and a Certified Public Accountant in the Commonwealth of Massachusetts. Mr. Lubner holds a B.S. in Business Administration from Northeastern University and an M.S. in Taxation from Bentley University. Our board of directors believes that Mr. Lubner’s financial and operational experience in the life sciences industry provides him with the qualifications and skills to serve as our director.

James McArthur, Ph.D. has served as a member of our board of directors since November 2016. Dr. McArthur is the founder, and has served as the President of Research and Development, of Cydan Development Inc., an orphan drug accelerator that creates new companies developing therapies for rare diseases, since 2012. In September 2014, he co-founded Vtesse, Inc. as a spin-out company of Cydan Development. Dr. McArthur is a member of the Board of Directors and also co-founded and, from January 2016 to June 2018 served as the Chief Executive Officer of, Imara, Inc., a therapeutics company. In October 2018, he co-founded Tiburio, Inc. as a spin-out company of Cydan Development Inc. From June 2006 to September 2012, Dr. McArthur served as the founding Chief Scientific Officer of Synovex Corporation (renamed Adheron Therapeutics, Inc., and which was subsequently acquired by Roche Holding AG), which he founded during his tenure as entrepreneur in residence at HealthCare Ventures from 2005 to 2006. From 2002 to 2005, he served as the Vice President of Research for Phylogix, Inc. From 1996 to 2002, Dr. McArthur held a variety of positions at Cell Genesys Inc., a gene therapy company, including acting Vice President of Research and Principal Scientist. Dr. McArthur began his career in gene therapy at Somatix Therapy Corp., where he held various positions from 1994 to 1996. Dr. McArthur also serves as a member of the board of directors and the scientific advisory board of the Friedreich’s Ataxia Research Alliance. Dr. McArthur has extensively published and patented in the areas of gene therapy and rare diseases. Dr. McArthur was a postdoctoral fellow at the Massachusetts Institute of Technology and the University of California, Berkeley. He holds a Ph.D. in Biochemistry from McGill University. Our board of directors believes that Mr. McArthur’s experience in the pharmaceutical industry, as well as his scientific background, provide him with the qualifications and skills to serve as our director.

David M. Mott has served as a member of our board of directors since August 2015. Mr. Mott has served as a General Partner of New Enterprise Associates, an investment firm focused on venture capital and growth equity investments, since September 2008, where he leads the healthcare investing practice. From 1992 until 2008, Mr. Mott worked at MedImmune Limited, a biotechnology company and subsidiary of AstraZeneca plc, and served in numerous roles during his tenure including from October 2000 to July 2008 as President and Chief Executive Officer, and previously as Chief Financial Officer, and as President and Chief Operating Officer. During that time, Mr. Mott also served as Executive Vice President of AstraZeneca plc from June 2007 to July 2008 following AstraZeneca plc’s acquisition of MedImmune Limited in June 2007. Prior to joining MedImmune Limited, Mr. Mott was a Vice President in the healthcare investment banking group at Smith Barney, Harris Upham & Co. Inc. Mr. Mott holds a B.A. degree from Dartmouth College. Mr. Mott is currently chairman of the boards of directors of Adaptimmune Therapeutics plc, Ardelyx, Inc., Epizyme, Inc. and Mersana Therapeutics, Inc. He previously served as chairman of the board of directors of TESARO, Inc. He is also a director of several private companies and has previously served on numerous public and private company boards. Our board of directors believes that Mr. Mott’s significant executive and business skills and industry knowledge, as well as his valuable experience gained from prior and current board service, provides him with the qualifications and skills to serve as our director.

Scott M. Whitcup, M.D. has served as a member of our board of directors since June 2017. Dr. Whitcup is the founder of Akrivista LLC and has served as its Chief Executive Officer since October 2015 and is the founder of Whitecap Biosciences LLC and has served as its Chief Executive Officer since November 2015. Both companies are focused on developing new therapies in ophthalmology and dermatology. From 2004 to 2015, Dr. Whitcup served as the Executive Vice President of Research and Development and from 2008 to 2015 as Chief Scientific Officer at Allergan, Inc., a biopharmaceutical company, where he led an organization focused on therapeutic areas including ophthalmology, central nervous system, urology, dermatology, medical aesthetics, anti-infectives and surgical obesity. Prior to joining Allergan, Dr. Whitcup was the Clinical Director at The National Eye Institute at the National Institutes of Health from 1994 to 2000, where he led the intramural clinical research program. Dr. Whitcup is a Diplomate of both the American Board of Internal Medicine and the American Board of Ophthalmology, a licensed M.D. in California and is on the Clinical Faculty of the Department of Ophthalmology at the UCLA Stein Eye Institute, David Geffen School of Medicine. Dr. Whitcup currently serves as a member of the board of directors of Menlo Therapeutics and previously served as a member on the boards of directors of Avanir Pharmaceuticals, Questcor Pharmaceuticals and Semnur Pharmaceuticals (which merged with Scilex Pharmaceuticals Inc.). Dr. Whitcup holds a B.A. in Neurobiology and Behavior from Cornell University and an M.D. from Cornell University Medical College. Our board of directors believes that Dr. Whitcup’s experience in the pharmaceutical industry, as well as his scientific and medical background, provide him with the qualifications and skills to serve as our director.

Board Composition and Election of Directors

Our board of directors is currently comprised of seven members.  Unless otherwise determined by ordinary resolution, our board must be comprised of at least two directors but is not subject to a maximum number of directors. In accordance with our Articles of Association, at every annual general meeting of shareholders any director who either (i) has been appointed by the board of directors since the last annual general meeting or (ii) was not appointed or reappointed at one of the preceding two annual general meetings must retire from office. Retiring directors may offer themselves for reappointment by the shareholders by ordinary resolution.

Our shareholders may remove a director without cause by an ordinary resolution (which is passed by a simple majority of those voting in person or by proxy at a general meeting) irrespective of any provisions of any service contract between us and the director, provided 28 clear days’ notice of the resolution has been given to us and our shareholders.

There are no family relationships among any of our directors or executive officers.

Audit Committee

The audit committee, which consists of David Lubner (chairman), Paula Cobb  and Scott Whitcup, assists the board of directors in overseeing our accounting and financial reporting processes. The audit committee consists exclusively of members of our board who are financially literate, and Mr. Lubner is considered an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. With respect to our audit committee, our board of directors has determined that each member of the audit committee satisfies the independence standards for such committee established by Rule 10A-3 under the Exchange Act and the SEC and Nasdaq Marketplace Rules, as applicable. The audit committee is governed by a charter that complies with Nasdaq rules.

Our audit committee’s responsibilities include:

•	evaluating and determining the appointment of the independent auditor;
•	making recommendations to the board to be put to the shareholders for approval at the general meeting of shareholders;
•	the appointment, compensation, retention and oversight of any accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit services;
•	pre-approving the audit services and non-audit services to be provided by our independent auditor before the auditor is engaged to render such services;
•	evaluating the independent auditor’s qualifications, performance and independence, and presenting its conclusions to the full board of directors on at least an annual basis;
•	reviewing and discussing with management and our independent registered public accounting firm our financial statements and our financial reporting process; and
•	reviewing, approving or ratifying any related party transactions.

Our audit committee reviews and pre-approves the scope and the cost of audit services related to us and permissible non-audit services performed by the independent auditors, other than those for de minimis services which are approved by the audit committee prior to the completion of the audit.

Code of Ethics and Code of Conduct

On September 12, 2017, we adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. Our code of business conduct and ethics is available on our website at http://www.nightstartx.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq stock market listing standards concerning any amendments to, or waivers from, any provision of the code of business conduct and ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership of our equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Prior to the loss of our “foreign private issuer” status on January 1, 2019, our directors, executive officers and holders of more than 10% of our ordinary shares were not required to file Section 16(a) reports. However, with the loss our “foreign private issuer” status, directors, executive officers and holders of more than 10% of our ordinary shares are now required to comply with such filing requirements as of January 1, 2019. Based solely on a review of our records and representations made by the persons required to file these reports, we believe that, during the year ended December 31, 2018, our directors, executive officers and holders of more than 10% of our ordinary shares complied with all Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation.

This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers in 2018. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place into perspective the data presented in the tables and narrative that follow. Our “named executive officers” for 2018 were:

•	David Fellows, our chief executive officer;
•	Senthil Sundaram, our chief financial officer; and
•	Gregory Robinson, Ph.D., our chief scientific officer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2018 and 2017.

(1)

Amounts shown in these columns represent the grant date fair value of awards of restricted share awards and non-qualified stock options granted in the applicable year calculated in accordance with FASB ASC Topic 718. For additional information concerning these awards, see Note 9 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

(2)

Amounts represent bonuses paid to our named executive officers under our annual performance-based cash incentive program. See “Narrative Disclosure to Summary Compensation Table—Annual Target-Based Cash Bonus.”

(3)	This column represents the amounts Mr. Fellows receives as a housing allowance.
(4)	In 2017, Mr. Sundaram’s base salary was $310,000, which was paid on a prorated basis based on the commencement of Mr. Sundaram’s employment in April 2017.
(5)	Mr. Sundaram received a signing bonus of $40,000 in 2017.
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total
David Fellows, Chief Executive Officer and Director	2018	516,990	—		—	1,938,200	285,900	7,650	2,748,740
	2017	356,510	—		893,337	—	196,626	6,985	1,453,458

Gregory Robinson, Ph.D., Chief Scientific Officer	2018	349,244	—		—	660,750	153,300	—	1,163,294
	2017	337,765	—		147,035	—	121,596	—	606,396

Senthil Sundaram, Chief Financial Officer (4)	2018	351,352	—		—	528,600	161,000	—	1,040,952
	2017	231,312	40,000	(5)	627,071	—	111,600	—	1,009,983

Narrative Disclosure to Summary Compensation Table

The primary elements of our executive compensation program are:

•	base salary;
•	annual cash bonuses; and
•	equity incentive awards.

We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, we have not adopted any formal policies or guidelines for allocating compensation among these elements.

Base Salary. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. In 2018, we paid an annual base salary of $516,990 to Mr. Fellows, $351,352 to Mr. Sundaram and $349,244 to Dr. Robinson.

Annual Target-Based Cash Bonus. In addition to base salaries, our executive officers are eligible to receive annual target-based cash bonuses based on the achievement of corporate objectives and individual performance. Bonuses are typically prorated for executive officers who commence employment after the beginning of the year. Our executive officers’ annual bonus opportunities are generally set as a specified percentage of annual base salary. The 2018 annual target bonus amount was 50% of base salary for Mr. Fellows, 40% of base salary for Mr. Sundaram and 40% of base salary for Dr. Robinson. In determining Mr. Fellows’ annual bonus, we have attributed 100% of the target bonus to the achievement of specified corporate objectives and in determining Mr. Sundaram’s and Mr. Robinson’s annual bonuses, we attributed 80% of the target bonus to the achievement of specified corporate objectives and 20% to the individual’s effectiveness in helping us achieve our corporate objectives or other individual performance criteria.  The annual corporate objectives are recommended by our chief executive officer and approved by the remuneration committee and the board of directors.

Equity Incentive Awards. Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. To date, we have used restricted shares awards and option grants for this purpose because we believe they are an effective means by which to align the long-term interests of our executive officers with those of our shareholders. We believe that our equity awards are an important retention tool for our executive officers, as well as for our other employees.

Our employees and employee directors and employees of our subsidiaries are eligible to receive awards under the 2017 Equity Incentive Plan, or the 2017 Plan. The 2017 Plan is administered by our board of directors, which may delegate its duties and responsibilities to one or more committees of our directors and/or officers (referred to collectively as the plan administrator below), subject to the limitations imposed under the 2017 Plan, stock exchange rules and other applicable laws. The plan administrator has the authority to take all actions and make all determinations under the 2017 Plan, to interpret the 2017 Plan and award agreements and to adopt, amend and repeal rules for the administration of the 2017 Plan as it deems advisable. The plan administrator also has the authority to determine which eligible service providers receive awards, grant awards, set the terms and conditions of all awards under the 2017 Plan, including any vesting and vesting acceleration provisions, and designate whether such awards will cover our ordinary shares or ADSs, subject to the conditions and limitations in the 2017 Plan.

Initial grants to our executive officers are generally set forth in their employment agreements. Initial equity grants are the product of negotiation with the executive officer, but we generally seek to establish equity ownership levels that we believe are commensurate with the equity stakes held by executive officers serving in similar roles at comparable biopharmaceutical companies. In addition, from time to time as our remuneration committee and board of directors deem appropriate, we provide subsequent equity grants to those executive officers determined to be performing well

The equity grants we have made to our executive officers generally vest over four years. However, from time to time, our board of directors may approve grants with different and sometimes shorter vesting provisions. Our historical practice has been to provide for acceleration of vesting of outstanding options, restricted share awards and restricted share units in the event of a change of control if certain other conditions are met. Additional information regarding the effect of accelerated vesting upon a change in control with respect to our named executive officers is discussed below under “— Agreements with our Named Executive Officers.”

Outstanding Equity Awards as of December 31, 2018

The following table provides information about outstanding options and restricted share awards held by each of our named executive officers as of December 31, 2018. All of the listed options were granted under our 2017 Plan.

		Options (1)				Share Awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of shares that have not vested (#) (2)		Market value of shares or units of shares that have not vested ($) (3)
David Fellows	1/31/2018	—	220,000	$14.24	1/31/2028
	12/17/2014					17,219	(4)	198,363
	2/26/2016					8	(5)	92
	7/20/2016					14,063	(6)	162,006
	7/20/2016					24,609	(7)	283,496
	7/20/2016					31,641	(8)	364,504
	7/20/2016					35,156	(9)	404,997
	8/23/2017					91,122	(10)	1,049,725

Gregory Robinson, Ph.D.	1/31/2018	—	75,000	$14.24	1/31/2028
	10/3/2016					29,668	(11)	341,775
	10/3/2016					19,073	(12)	219,721
	10/3/2016					21,192	(13)	244,132
	8/23/2017					14,998	(14)	172,777

Senthil Sundaram	1/31/2018	—	60,000	$14.24	1/31/2028
	4/26/2017					67,968	(15)	782,991
	8/23/2017					14,339	(16)	165,185
(1)

These 10-year options were granted pursuant to our 2017 Plan and vest over a four-year service period. 25% of the award vested on December 31, 2018, with the balance vesting ratably on a monthly basis over the remaining three years, conditioned upon the executive's continued employment on the applicable vesting date.

(2)

Represents restricted share awards granted prior to our initial public offering, and vests 25% on the first anniversary of the vesting commencement date with the balance vesting ratably on a quarterly basis over the remaining three-year period, conditioned upon the executive's continued employment on the applicable vesting date. See notes 4 through 11 of this table for the applicable vesting commencement dates.

(3)	Based on the closing price of our ADSs on December 31, 2018 of $11.52 per share.
(4)	The vesting commencement date was April 1, 2015.
(5)	The vesting commencement date was October 1, 2015.
(6)	The vesting commencement date was October 1, 2015.

(7)	The vesting commencement date was July 1, 2016.
(8)	The vesting commencement date was January 1, 2017.
(9)	The vesting commencement date was April 1, 2017.
(10)	The vesting commencement date was July 1, 2017.
(11)	The vesting commencement date was July 1, 2016.
(12)	The vesting commencement date was January 1, 2017.
(13)	The vesting commencement date was April 1, 2017.
(14)	The vesting commencement date was July 1, 2017.
(15)	The vesting commencement date was April 1, 2017.
(16)	The vesting commencement date was July 1, 2017.

Agreements with our Named Executive Officers

We have entered into written employment agreements with each of our named executive officers. The agreements set forth the terms of the named executive officer’s compensation, including base salary, severance and an annual cash bonus opportunity. In addition, the agreements provide that the named executive officers are eligible to participate in company-sponsored benefit programs that are available generally to all of our employees. The agreements also subject our named executive officers to certain non-competition and non-solicitation restrictions.

We and our U.S. subsidiary, Nightstar, Inc., entered into an amended and restated employment agreement with Mr. Fellows in September 2017. In 2017, Mr. Fellows received his base salary at an annual rate of $310,000 per year through September 2017 and $500,000 per year from October 2017 through December 2017. Mr. Fellows is eligible to receive an annual bonus of up to 50% of his base salary (increased from 40% of his base salary prior to 2017), such bonus amount to be determined in the company’s sole discretion. Mr. Fellows is also entitled to the same fringe benefits as we provide to our other executives from time to time and is eligible to receive employee share incentives. If Mr. Fellows’ employment is terminated without cause, or if he resigns for good reason (as such terms are defined in the agreement), Mr. Fellows will also be entitled to receive severance equal to continuation of his base salary as then currently in effect for 12 months following his date of termination and will be eligible for reimbursement for medical coverage premiums for up to the same period. Mr. Fellows, his spouse and eligible dependents are entitled to stay on our health insurance plans for a period of 12 months following his termination for any reason. Mr. Fellows’ severance benefits are conditioned on, among other things, his execution of our standard separation agreement and a general release of claims in our favor. Further, if such termination of employment occurs within 12 months following a change in control of our company (as such term is defined in our 2017 Plan), Mr. Fellows will also be entitled to receive (i) a pro-rated cash bonus for the year of such termination and (ii) accelerated vesting of any then unvested equity awards held by Mr. Fellows that are subject to time-based vesting. The agreement provides that if payments and benefits payable to Mr. Fellows in connection with a change in control would result in adverse tax consequences under Sections 280G and 499 of the U.S. Internal Revenue Code, such payments will be cut back to the extent necessary to avoid such adverse tax consequences unless Mr. Fellows would be better off on an after-tax basis receiving the full amount of such payments and benefits.

The agreement provides that Mr. Fellows’ employment with us is at-will. If required by the company, the agreement further provides that Mr. Fellows will resign from his position on our board of directors effective as of the date of his termination for any reason. The agreement further contains a six-month non-competition covenant and a 12-month non-solicitation covenant by Mr. Fellows.

We and our U.K. subsidiary, NightstaRx Limited, incorporated under the laws of England and Wales, have entered into employment agreements with Mr. Sundaram and Dr. Robinson.  Each of Mr. Sundaram and Dr. Robinson is eligible to receive an annual performance cash bonus under his employment agreement based on the achievement of corporate objectives and the named executive officer’s individual performance, which is determined by our board of directors in its sole discretion. Their bonus opportunities are calculated as a percentage of the named executive officer’s then annual base salary. For the year ended December 31, 2018, the annual target bonus amount was 40% of base salary for Mr. Sundaram and Dr. Robinson.  Mr. Sundaram and Dr. Robinson received a base salary at an annual rate of $351,352 and $349,244, respectively, for the year ended December 31, 2018. Mr. Sundaram and Dr. Robinson are also entitled to the same fringe benefits as we provide to our other executives from time to time and is eligible to receive employee share incentives. If Mr. Sundaram’s or Dr. Robinson’s employment with the company is terminated without cause, or if either executive resigns for good reason (as such terms are defined in the agreement), Mr. Sundaram or Dr. Robinson will also be entitled to receive severance equal to continuation of his base salary as then currently in effect for 12 months following his date of termination and will be eligible for reimbursement for medical coverage premiums for up to the same period. Mr. Sundaram and Dr. Robinson, their spouses and eligible dependents are entitled to stay on our health insurance plans for a period of 12 months following his termination for any reason. Mr. Sundaram’s and Dr. Robinson’s severance benefits are conditioned on, among other things, the execution of our standard separation agreement and a general release of claims in our favor. Further, if such termination of employment occurs within 12 months following a change in control of our company (as such term is defined in our 2017 Plan), Mr. Sundaram and Dr. Robinson will also be entitled to receive (i) a pro-rated cash bonus for the year of such termination and (ii) accelerated vesting of any then unvested equity awards held by Mr. Sundaram and Dr. Robinson that are subject to time-based vesting. If payments and benefits payable to Mr. Sundaram or Dr. Robinson in connection with a change in control would result in adverse tax consequences under Sections 280G and 499 of the U.S. Internal Revenue Code, such payments will be cut back to the extent necessary to avoid such adverse tax consequences unless Mr. Sundaram or Dr. Robinson would be better off on an after-tax basis receiving the full amount of such payments and benefits.  The agreements provide that Mr. Sundaram’s and Dr. Robinson’s employment with us is at-will. The agreements further contain six-month non-competition covenants and 12-month non-solicitation covenants by Mr. Sundaram and Dr. Robinson.

2017 Equity Incentive Plan

The 2017 Plan, which was adopted by our board of directors and approved by our shareholders in September 2017, allows for the grant of equity-based incentive awards to eligible service providers. The material terms of the 2017 Plan are summarized below.

Except where the context indicates otherwise, references hereunder to our ordinary shares shall be deemed to include a number of ADSs equal to an ordinary share.

As of December 31, 2018, options to purchase 1,100,501shares of our ordinary shares, at a weighted average exercise price per share of $15.74 were outstanding under the 2017 Plan.

Eligibility and Administration

Our employees and employees of our subsidiaries are eligible to receive awards under the 2017 Plan. The 2017 Plan is administered by our board of directors, which may delegate its duties and responsibilities to one or more committees of our directors and/or officers (referred to collectively as the plan administrator), subject to the limitations imposed under the 2017 Plan, stock exchange rules and other applicable laws. The plan administrator has the authority to take all actions and make all determinations under the 2017 Plan, to interpret the 2017 Plan and award agreements and to adopt, amend and repeal rules for the administration of the 2017 Plan as it deems advisable. The plan administrator also has the authority to determine which eligible service providers receive awards, grant awards, set the terms and conditions of all awards under the 2017 Plan, including any vesting and vesting acceleration provisions, and designate whether such awards will cover our ordinary shares or ADSs, subject to the conditions and limitations in the 2017 Plan.

Shares Available for Awards

Our 2017 Plan originally provided for the issuance of up to 1,500,000 ordinary shares, which included 500,000 ordinary shares reserved for issuance under our non-employee sub-plan described below. In addition, the number of ordinary shares reserved for issuance under our 2017 Plan will automatically increase on January 1 of each year, commencing on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to 4% of the total number of shares outstanding on December 31 of the preceding calendar year. Our board may act prior to January 1 of a given year to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares. Pursuant to this provision, 1,156,188 ordinary shares were added to the number of available shares pursuant to the 2017 Plan effective January 1, 2018 and 1,341,348 ordinary shares were added to the number of available shares pursuant to the 2017 Plan effective January 1, 2019.

No more than 2,000,000 shares may be issued under the 2017 Plan upon the exercise of incentive share options. Shares issued under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market, treasury shares or ADSs.

If an award under the 2017 Plan, or any prior equity incentive plan, expires, lapses or is terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited, any unused shares subject to the award will, as applicable, become or again be available for new grants under the 2017 Plan. Awards granted under the 2017 Plan in substitution for any options or other equity or equity-based awards granted by an entity before the entity’s merger or consolidation with us or our acquisition of the entity’s property or stock will not reduce the shares available for grant under the 2017 Plan, but will count against the maximum number of shares that may be issued upon the exercise of incentive options.

Awards

The 2017 Plan provides for the grant of options, share appreciation rights, or SARs, restricted shares, dividend equivalents, restricted share units, or RSUs, and other share-based awards. All awards under the 2017 Plan will be set forth in award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms and post-termination exercise limitations. A brief description of each award type follows.

Options and SARs. Options provide for the purchase of our ordinary shares in the future at an exercise price set on the grant date. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The plan administrator will determine the number of shares covered by each option and SAR, the exercise price of each option and SAR and the conditions and limitations applicable to the exercise of each option and SAR.

Restricted Shares and Restricted Share Units. Restricted shares are an award of nontransferable ordinary shares that are intended to remain forfeitable unless and until specified conditions are met and which may be subject to a purchase price. RSUs are contractual promises to deliver our ordinary shares in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on our ordinary shares prior to the delivery of the underlying shares. The plan administrator may provide that the delivery of the shares underlying RSUs will be deferred on a mandatory basis or at the election of the participant. The terms and conditions applicable to restricted shares and RSUs will be determined by the plan administrator, subject to the conditions and limitations contained in the 2017 Plan.

Other Share-Based Awards. Other share-based awards are awards of fully vested ordinary shares and other awards valued wholly or partially by referring to, or otherwise based on, our ordinary shares or other property. Other share-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of compensation to which a participant is otherwise entitled. The plan administrator will determine the terms and conditions of other share-based awards, which may include any purchase price, performance goal, transfer restrictions and vesting conditions.

Performance Criteria

The plan administrator may select performance criteria for an award to establish performance goals for a performance period.

Certain Transactions

In connection with certain corporate transactions and events affecting our ordinary shares, including a change in control, another similar corporate transaction or event, another unusual or nonrecurring transaction or event affecting us or our financial statements or a change in any applicable laws or accounting principles, the plan administrator has broad discretion to take action under the 2017 Plan to prevent the dilution or enlargement of intended benefits, facilitate the transaction or event or give effect to the change in applicable laws or accounting principles. This includes canceling awards for cash or property, accelerating the vesting of awards, providing for the assumption or substitution of awards by a successor entity, adjusting the number and type of shares subject to outstanding awards and/or with respect to which awards may be granted under the 2017 Plan and replacing or terminating awards under the 2017 Plan. In addition, in the event of certain non-reciprocal transactions with our shareholders, the plan administrator will make equitable adjustments to the 2017 Plan and outstanding awards as it deems appropriate to reflect the transaction. Pursuant to the terms of their individual employment agreements, awards granted under the 2017 Plan to certain of our executives may become fully vested and exercisable upon a change in control.

Plan Amendment and Termination

Our board of directors may amend or terminate the 2017 Plan at any time; however, no amendment, other than an amendment that increases the number of shares available under the 2017 Plan, may materially and adversely affect an award outstanding under the 2017 Plan without the consent of the affected participant and shareholder approval will be obtained for any amendment to the extent necessary to comply with applicable laws. Further, the plan administrator cannot, without the approval of our shareholders, amend any outstanding option or SAR to reduce its price per share or cancel any outstanding option or SAR in exchange for cash or another award under the 2017 Plan with an exercise price per share that is less than the exercise price per share of the original option or SAR. The 2017 Plan will remain in effect until the tenth anniversary of its effective date unless earlier terminated by our board of directors. No awards may be granted under the 2017 Plan after its termination.

Transferability and Participant Payments

Except as the plan administrator may determine or provide in an award agreement, awards under the 2017 Plan are generally non-transferrable, except by will or the laws of descent and distribution, or, subject to the plan administrator’s consent, pursuant to a domestic relations order, and are generally exercisable only by the participant. With regard to tax withholding obligations arising in connection with awards under the 2017 Plan, and exercise price obligations arising in connection with the exercise of options under the 2017 Plan, the plan administrator may, in its discretion, accept cash, wire transfer or cheque, our ordinary shares that meet specified conditions, a promissory note, a “market sell order,” such other consideration as the plan administrator deems suitable or any combination of the foregoing.

Non-U.S. Participants

The plan administrator may modify awards granted to participants who are non-U.S. nationals or employed outside the United States or establish sub-plans or procedures to address differences in laws, rules, regulations or customs of such foreign jurisdictions.

2017 Non-Employee Sub Plan

The 2017 Non-Employee Sub Plan governs equity awards granted to our non-employee directors and service providers. The 2017 Non-Employee Sub Plan was adopted under the 2017 Plan. An overall share limit of 500,000 shares has been included in the 2017 Non-Employee Sub Plan and awards may be made under the Non-Employee Sub Plan up to that limit. If all or any part of an award granted under the Non-Employee Sub Plan expires, lapses or is terminated, exchanged for cash, surrendered, repurchased, cancelled without having been fully exercised or forfeited, any unused shares covered by the award will become or again be available for new grants under the Non-Employee Sub Plan

Director Compensation

Our non-employee director compensation program is designed to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our shareholders. The form and amount of director compensation paid under our program is reviewed and assessed from time to time by the remuneration committee with changes, if any, recommended to the board for action. Director compensation may take the form of cash, equity, and other benefits ordinarily available to directors.

Effective as of February 28, 2018, we adopted a non-employee director compensation program, or the Director Compensation Program, which provides that non-employee directors receive an option grant of 36,400 shares upon election to the board, which option grant vests in equal amounts annually over three years so long as such person continues to serve as a director and an annual option grant of 18,200 shares, which option grant vests fully on the day before the annual general meeting of shareholders to be held in the year after the award is made so long as such person continues to serve as a director. These grants are made under the 2017 Non-Employee Sub Plan. Our program also provides for our non-employee directors to receive an annual retainer of $35,000, and an additional retainer of $27,500 for the chairman of the board. The chairperson of our audit, remuneration and nominating and governance committees receive an additional annual retainer of $15,000, $10,000 and $8,000, respectively. Non-chairperson members of the audit, remuneration and nominating and governance committees receive an additional annual retainer of $7,500, $5,000 and $4,000, respectively. These retainers are paid to each non-employee director quarterly in arrears.

We reimburse each non-employee director for reasonable travel expenses and fees incurred in connection with attendance at board and committee meetings on our behalf, and for expenses such as supplies.

2018 Compensation of Non-Employee Directors

Our non-employee directors received the following aggregate amounts of compensation in respect of the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	All other Compensation ($)	Total ($)
Chris Hollowood, Ph.D.	78,000	275,912	—	353,912
Paula K. Cobb (1)	13,000	558,889	—	571,889
David C. Lubner	55,000	133,224	—	188,224
Robert MacLaren, MBChB, D.Phil. (3)	10,000	—	226,000	236,000
James McArthur, Ph.D.	39,000	133,224	—	172,224
David M. Mott	48,000	275,912	—	323,912
Scott M. Whitcup, M.D.	46,500	133,224	—	179,724
(1)	Paula K. Cobb joined our board of directors on September 12, 2018 and fees paid to her were prorated for her service during the year ended December 31, 2018.
(2)

Amounts shown in this column represent the grant date fair value of non-qualified stock options calculated in accordance with FASB ASC Topic 718. For additional information concerning these awards, see Note 9 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

(3)

Professor Robert MacLaren submitted his resignation from our board of directors on March 29, 2018. His resignation was effective as of April 15, 2018. Professor MacLaren will continue to provide consulting services to the company. In connection with his resignation, the Board provided that 100% of restricted stock awarded to Professor MacLaren prior to our initial public offering and 29,000 restricted stock units award to him in 2017 vested effective with his resignation as of April 15, 2018. Further, the Board provided that the remaining 29,000 restricted stock units awarded to Professor MacLaren in 2017 were forfeited and the option awarded to him in 2018 to purchase 18,200 shares was forfeited. Under his consulting agreement, fees aggregating $182,000 were recorded in 2018. In addition in 2018, he earned $44,000 in consulting fees from the University of Oxford for services that benefited the company.

As of December 31, 2018, our non-employee directors as of such date held the following numbers of stock options and share awards, all of which were granted under our 2017 Plan:

Name	Options Awards (#)	Share Awards (#)
Chris Hollowood, Ph.D.	36,400	—
Paula K. Cobb	36,400	—
David C. Lubner	18,200	20,023
James McArthur, Ph.D.	18,200	20,562
David M. Mott	36,400	—
Scott M. Whitcup, M.D.	18,200	47,887

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our remuneration committee. None of the members of our remuneration committee is, or has ever been, an officer or employee of our company. During 2018, the members of our compensation committee were Chris Hollowood, David Lubner and David Mott.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information relating to our equity compensation plans as of December 31, 2018.

	Equity compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,110,501	$15.74	1,463,883
Equity compensation plans not approved by security holders	—	—	—
Total	1,110,501	$15.74	1,463,883
(1)	Consists of 10,000 unvested restricted stock units and 1,100,501 outstanding options under the 2017 Plan.
(2)	The weighted average exercise price shown in this column does not take into account the unvested restricted stock units.
(3)

Reflects the total number of our ordinary shares available for issuance under the 2017 Plan as of December 31, 2018. Our  2017 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our ordinary shares available for issuance under the plan on the first day of each fiscal year starting in the fiscal year ended December 31, 2018 and on each subsequent anniversary, equal to 4% of the number of our outstanding ordinary shares on the first day of each such fiscal year or an amount determined by our board of directors. On January 1, 2019, 1,341,348 additional shares of our ordinary shares were automatically authorized for issuance under the 2017 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our ordinary shares, as of April 24, 2019 by:

•	each of our directors;
•	each of our named executive officers;
•	all of our directors and executive officers as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our ordinary shares.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our ordinary shares. Our ordinary shares subject to options or warrants that are currently exercisable or exercisable within 60 days of April 24, 2019 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the ordinary shares beneficially owned by them, subject to community property laws, where applicable.

Except as otherwise indicated in the table below, addresses of the directors, executive officers and named beneficial owners are in c/o Nightstar Therapeutics plc, 10 Midford Place, 2nd Floor, London, W1T 5BJ, United Kingdom. Beneficial ownership representing less than one percent of our ordinary shares is denoted with an “*.”

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially owned
5% Shareholders: (2)
Biogen Inc (3)	20,638,209	61.5%
Syncona Portfolio Ltd (4)	13,203,922	39.4%
Entities affiliated with New Enterprise Associates (5)	6,662,532	19.9%
Entities affiliated with Polygon Global Partners LLP (6)	2,672,779	8.0%
Entities affiliated with Woodford Investment Management Ltd. (7)	1,921,315	5.7%
Redmile Group, LLC (8)	1,795,846	5.4%
Directors and Named Executive Officers:
David Fellows (9)	695,007	2.1%
Gregory Robinson, Ph.D. (10)	129,744	*
Senthil Sundaram (11)	148,136	*
Chris Hollowood, Ph.D. (12)	13,216,055	39.4%
Paula K. Cobb (13)	—	*
David C. Lubner (14)	29,124	*
James McArthur, Ph.D. (15)	37,237	*
David M. Mott (16)	6,674,665	19.9%
Scott M. Whitcup, M.D. (17)	74,568	*
All directors and all executive officers as a group (11 persons) (18)	21,166,941	63.1%

*     Represents beneficial ownership of less than one percent.

(1)

Number of ordinary shares beneficially owned, as shown both in this table and the accompanying footnotes, and percentage ownership are based on 33,536,214 ordinary shares outstanding as of April 24, 2019, plus the number of ordinary shares issuable upon exercise of options held by each director or named executive officer that are exercisable on April 24, 2019 or will be exercisable within 60 days of April 24, 2019, as applicable.

(2)

On March 4, 2019 we entered into an Implementation Agreement by and among us, Biogen Switzerland Holdings GmbH, a limited liability company incorporated in Switzerland, or Bidder, and Tungsten Bidco Limited, a limited liability company incorporated in England and Wales and a wholly-owned subsidiary of Bidder, or Bidco. Pursuant to the terms of the Implementation Agreement, Bidco has agreed to acquire all of our issued and to be issued share capital, par value £0.01 per share, for $25.50 in cash per share (excluding any treasury shares and deferred shares). Under the terms of the Implementation Agreement, the acquisition will be implemented by means of a scheme of arrangement to be undertaken by us under Part 26 of the UK Companies Act 2006. Bidder and Bidco reserve the right under the Implementation Agreement to effect the acquisition by way of a takeover offer, with our consent.  For additional information regarding the proposed acquisition, see Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018.  Bidder has also received irrevocable undertakings to vote or procure votes in favor of the resolutions relating to the scheme of arrangement, or in the event that the acquisition is implemented by way of a takeover offer, to accept or procure acceptance of such takeover offer, from the members of our board of directors and from Syncona Portfolio Limited and New Enterprise Associates, in respect of their entire beneficial holdings, amounting to 20,638,209 shares, in aggregate, representing approximately 61.5 percent of our issued share capital as of April 24, 2019.

(3)

As reported on Schedule 13D filed with SEC on March 14, 2019, by Biogen Inc, or Biogen. As required under SEC rules, Biogen and Bidder may report indirect beneficial ownership with respect to 20,638,209 ordinary shares and ADSs only as a result of the irrevocable undertakings entered into in connection with the Implementation Agreement and the scheme of arrangement described in footnote (2) above.  Neither Biogen nor Bidder holds, directly or indirectly, any legal or economic interest in any ordinary shares or ADSs. Biogen’s address is 225 Binney Street, Cambridge, MA 02142.

(4)

Consists of ordinary shares and ADSs held by Syncona Portfolio Limited reported on a Schedule 13G/A filed with the SEC on March 14,2019. Syncona Portfolio Limited is a controlled subsidiary of Syncona Holdings Limited, which in turn is a controlled subsidiary of Syncona Limited, a publicly-listed closed-end investment fund. Each of Syncona Holdings Limited and Syncona Limited may be deemed to have voting and dispositive power over the shares held by Syncona Portfolio Limited. Investment and voting decisions with respect to these shares are made by Syncona Portfolio Limited acting upon the recommendation of an investment committee of Syncona Investment Management Limited, also a subsidiary of Syncona Holdings Limited. The members of this investment committee consist of Nigel Keen, Martin Murphy, Chris Hollowood (a member of our board of directors) and Toby Sykes. The share numbers in the table above also include 2,000,000 ADSs that were held by Syncona Portfolio Limited. The address for Syncona Portfolio Limited is PO Box 255, Trafalgar Court, Les Banques, St Peter Port, Guernsey, GY1 3QL, Channel Islands.
(5)

Consists of ordinary shares and ADSs directly held by New Enterprise Associates 15, L.P., or NEA 15, and NEA Ventures 2015, L.P., or NEA Ventures as reported on a Schedule 13D filed with the SEC on March 4, 2019. The shares directly held by NEA 15 are indirectly held by NEA Partners 15, L.P., or NEA Partners 15, the sole general partner of NEA 15, NEA 15 GP, LLC, or NEA 15 LLC, the sole general partner of NEA Partners 15 and each of the individual managers of NEA 15 LLC. The individual managers, or collectively, the managers, of NEA 15 LLC are Peter J. Barris, Forest Baskett, Anthony A. Florence, Jr., Mohamad Makhzoumi, Joshua Makower, David M. Mott (a member of our board of directors), Scott D. Sandell, Peter W. Sonsini and Ravi Viswanathan. The managers share voting and dispositive power with regard to the shares held by NEA 15. Karen P. Welsh, the general partner of NEA Ventures, shares voting and dispositive power with regard to the shares held by NEA Ventures. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable ordinary shares, except to the extent of their actual pecuniary interest therein. The share numbers in the table above also include 1,214,285 ADSs held by NEA 15 and its affiliated entities. The principal business address of NEA 15 and NEA Ventures is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(6)

Consists of ADSs directly held by Polygon European Equity Opportunity Master Fund, or PEEOF, Blackwell Partners LLC, or Blackwell, and Tetragon Financial Group Limited, or Tetragon, each an affiliate of affiliates of Polygon Partners LLP, reported on a Schedule 13D filed with the SEC on April 25, 2019.  Polygon Management Ltd., or the General Partner, is the general partner of PEEOF and may therefore be deemed to beneficially own securities held by PEEOF for the purposes of Rule 13d-3 of the Exchange Act insofar as the General Partner may be deemed to have the power to direct the voting or disposition of such ADSs.  As of April 24, 2019, the General Partner had shared voting and dispositive power over 847,469 ADSs directly held by PEEOF.  Polygon Global Partners LP, or the US Investment Manager, is an investment manager of PEEOF and Blackwell.  As investment manager to each of PEEOF and Blackwell, the US Investment Manager may therefore be deemed to beneficially own securities held by PEEOF or Blackwell for the purposes of Rule 13d-3 of the Exchange Act insofar as the US Investment Manager may be deemed to have the power to direct the voting or disposition of such ADSs.  As of April 24, 2019, the US Investment Manager had shared voting and dispositive power over 1,336,390 ADSs directly held by PEEOF and Blackwell.  Polygon Global Partners LLP, or the UK Investment Manager, is an investment manager of PEEOF and Blackwell.  As investment manager to each of PEEOF and Blackwell, the UK Investment Manager may therefore be deemed to beneficially own securities held by PEEOF and Blackwell for the purposes of Rule 13d-3 of the Exchange Act insofar as the UK Investment Manager may be deemed to have the power to direct the voting or disposition of such ADSs.  As of April 24, 2019, the UK Investment Manager had shared voting and dispositive power over 1,336,390 ADSs directly held by PEEOF and Blackwell.  Tetragon Financial Management L.P., or the Tetragon Manager, is the investment manager of Tetragon.  As the investment manager to Tetragon, the Tetragon Manager may therefore be deemed to beneficially own securities held by Tetragon for the purposes of Rule 13d-3 of the Exchange Act insofar as the Tetragon Manager may be deemed to have the power to direct the voting or disposition of such ADSs.  As of April 24, 2019, the Tetragon Manager had shared voting and dispositive power over 1,336,389 ADSs directly held by Tetragon.  Patrick G. G. Dear and Reade E. Griffith are each a principal to the US Investment Manager, the UK Investment Manager and the Tetragon Manager and may therefore be deemed to beneficially own securities beneficially owned by such investment managers for the purposes of Rule 13d-3 of the Securities Exchange Act.  As of April 24, 2019, Mr. Dear and Mr. Griffith each had shared voting and dispositive power over the ADSs held by PEEOF, Blackwell and Tetragon and may therefore be deemed to beneficially own 2,672,779 ADSs.  The principal place of business for the individuals and entities associated with Polygon Partners LLP other than the Tetragon Manager is c/o Polygon Global Partners LLP, 4 Sloane Terrace, London SW1X 9DQ, United Kingdom. The principal place of business for the Tetragon Manager is 399 Park Avenue, 22nd Floor, New York, New York 10022.

(7)

Consists of ordinary shares and ADSs reported on a Schedule 13G filed with the SEC on February 14, 2019, by Woodford Investment Management Ltd., or the Manager. The Manager serves as investment manager of LF Woodford Equity Income Fund, or LF Woodford, and the West Fund (collectively with LF Woodford, or the Woodford Funds), providing services to (a) the Woodford Funds, (b) Link Fund Solutions, the operator of LF Woodford and (c) the Abu Dhabi Investment Authority, the operator of the West Fund. The Woodford Funds are the holders of record of the shares reported herein. Pursuant to the respective Management Agreements between each Woodford Fund and the Manager, or collectively, the Management Agreements, the Manager (i) in the case of LF Woodford, has both voting power and investment discretion over securities held of record by each Woodford Fund, and (ii) in the case of the West Fund, has investment discretion (but not voting discretion) over securities held of record by the West Fund. As a result, the Manager may be deemed to be the beneficial owner of the ordinary shares represented by ADS held by each Woodford Fund. Mr. Neil Woodford is the Head of Investment for the Manager, and as such may be deemed to beneficially own the shares beneficially owned by the Manager, but expressly disclaims such beneficial ownership except to the extent of any actual pecuniary interest therein, if any. LF Woodford is also a beneficial owner of such shares because, pursuant to the terms of its Management Agreement, it may give the Manager voting and disposition instructions for LF Woodford’s securities. Furthermore, the Management Agreement between the Manager and LF Woodford may be terminated by LF Woodford at any time upon 60 days’ notice. Pursuant to the Management Agreement between the Manager and the West Fund, the West Fund may give the Manager disposition instructions for the West Fund’s securities. Neither Woodford Fund, as of the date hereof, individually beneficially owns more than 5% of our issued and outstanding shares.  The address of the Manager is 9400 Garsington Road, Oxford, X0 OX4 2HN.

(8)

Consists of ordinary shares and ADSs reported on a Schedule 13G/A filed with the SEC on February 14, 2019 by Redmile Group LLC, or Redmile. Redmile serves as the general partner and/or investment manager to the limited partnerships and pooled investment vehicles that own the ordinary shares and ADSs. Redmile, as the general partner and/or investment manager to the limited partnership(s), pooled investment vehicle(s), etc. and Jeremy Green, as the majority managing member and owner of Redmile, may therefore be deemed to beneficially own securities owned by such investment limited partnership, pooled investment vehicle, etc. for the purposes of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, insofar as they may be deemed to have the power to direct the voting or disposition of the shares. As of December 31, 2018, Redmile and Mr. Green had shared dispositive power and voting power over 1,795,846 shares. Redmile and Mr. Green disclaim beneficial ownership of all shares held of record by Redmile in which they do not have an actual pecuniary interest, if any. The address of Redmile is One Letterman Drive, Bldg D, Ste D3-300, San Francisco, CA 94129.

(9)	Consists of 617,090 ordinary shares and 77,917 ordinary shares issuable upon exercise of options that are exercisable on April 24, 2019 or will be exercisable within 60 days of April 24, 2019.
(10)	Consists of 103,182 ordinary shares and 26,562 ordinary shares issuable upon exercise of options that are exercisable on April 24, 2019 or will be exercisable within 60 days of April 24, 2019.
(11)	Consists of 126,886 ordinary shares and 21,250 ordinary shares issuable upon exercise of options that are exercisable on April 24, 2019 or will be exercisable within 60 days of April 24, 2019.
(12)

Consists of the ordinary shares and ADSs set forth in footnote (2) above held by Syncona Portfolio Limited and 12,133 ordinary shares issuable upon exercise of options that are exercisable on April 24, 2019 or will be exercisable within 60 days of April 24, 2019. Dr. Hollowood, a member of our board of directors and is a member of the investment committee of Syncona Investment Management Limited, a subsidiary of Syncona Holdings Limited, the parent company of Syncona Portfolio Limited. Dr. Hollowood disclaims beneficial ownership of the ordinary shares held by Syncona Portfolio Limited, except to the extent of his pecuniary interest therein, if any.

(13)	Ms. Cobb was elected to our board of directors on September 12, 2018.
(14)	Consists of 29,124 ordinary shares.
(15)	Consists of 37,237 ordinary shares.
(16)

Consists of the ordinary shares and ADSs set forth in footnote (3) above held by NEA 15 and 12,133 ordinary shares issuable upon exercise of options will be exercisable within 60 days of April 24, 2019. Mr. Mott, a member of our board of directors, is manager at NEA 15 LLC. Mr. Mott disclaims beneficial ownership of all applicable ordinary shares held by NEA 15 or NEA 15 LLC, except to the extent of his actual pecuniary interest therein.

(17)	Consists of 74,568 ordinary shares.
(18)

As of April 24, 2019, all of our executive officers and our directors beneficially owned an aggregate of (i) 20,935,020 ordinary shares and (ii) 231,921 ordinary shares that would be issuable upon exercise of options that were vested or would be vested within 60 days of April 24, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2017, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than 5% of our voting securities in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years. We believe that all of these transactions were on terms as favorable as we could have obtained from unrelated third parties. Compensation arrangements for our directors and named executive officers are described in “Item 11. Executive Compensation.”

Transactions with Affiliates

Syncona

In the normal course of business, we have has entered into agreements with controlled or majority-owned entities of Syncona Partner LLP, or Syncona, and its affiliates, including Freeline Therapeutics, under which we may obtain from or otherwise engage in certain limited research and development activities with these affiliated entities of Syncona in connection with the development of its product candidates.  In addition, we may provide services to or otherwise engage in certain limited research and development activities with companies affiliated with Syncona, including the provision of clinical manuals and other supportive documents to such affiliated entities.  Syncona is a shareholder of our company, and our Chairman of the Board of Directors serves as the chief investment officer of Syncona.  We have also received accounting and professional services from Syncona from time to time as needed.

We recorded research and development expenses totaling $53,000 and $11,000 for the years ended December 31, 2018 and 2017, respectively; and recorded $66,000 as other income during the year December 31, 2018.  We also recorded accounting and professional fees totaling $4,000 and $1,200 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, we had $28,000 and $13,500, respectively, of accrued and open payments outstanding to affiliates of Syncona.

University of Oxford and Related Entities

We receive research and development services from the University of Oxford and certain of its subsidiaries, or Oxford, under various service agreements. The University of Oxford is a shareholder of our company. We recorded research and development expenses totaling $566,000 and $862,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, we had $194,000 and $414,000, respectively, included in accrued expenses. See also Note 11 to our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 in relation to payments made to Oxford under certain license agreements between Oxford and us.

MacLaren Agreement

In November 2013 and as amended in 2016, we entered into a consulting agreement with Oxford University Innovation Ltd. for consulting services of Prof. Robert MacLaren, a former member of our board of directors. Under the terms of the consulting agreement, Prof. MacLaren provided us with advice and expertise in relation to regulatory submissions, prepared for and attended meetings of our clinical advisory board, prepared for and attended regulatory meetings, provided scientific and medical advice in relation to the preparation of medical education materials and provided consulting services to our Chief Medical Officer.

Under the terms of the consulting agreement, we agreed to pay consulting fees for Prof. MacLaren’s services subject to a minimum annual fee of £99,000 ($134,000).  In October 2017, our board of directors awarded Prof. MacLaren 58,000 restricted stock units which would have vested annually over a four-year period from the date of award. Concurrent with Prof. MacLaren’s resignation from our board of directors as of April 15, 2018, our board agreed to allow for immediate vesting of 29,000 of the restricted stock units awarded in October 2017, with the remainder being forfeited as of the same date. Our board also agreed that the Company would pay a bonus to Prof. MacLaren for services provided in 2017 in the amount of $26,000.

Under the consulting agreement, we recorded consulting fees totaling $44,000 and $107,000 for the years ended December 31, 2018 and 2017, respectively. In August 2018, we mutually agreed to terminate the consulting agreement with Oxford University Innovation Ltd. Simultaneously, we entered into a consulting agreement directly with Prof. MacLaren. Under the agreement with Prof. MacLaren, consulting fees totaling $182,000 were recorded for the year ended December 31, 2018. As of December 31, 2018 and 2017, there were payment obligations of $124,000 and $8,000, respectively, outstanding to Prof. MacLaren and Oxford University Innovation Ltd. for his services.

Management Rights Letter

In November 2015, in connection with a subscription and shareholders agreement, or the 2015 Agreement, we entered into a management rights letter with New Enterprise Associate 15, L.P. and NEA Ventures 2015, L.P., or collectively, NEA, which holds more than 5% of our share capital. Pursuant to the 2015 Agreement, NEA is entitled to consult and advise our management on significant business issues. The management rights letter terminated in September 2017, upon the completion of our initial public offering.

Subscriptions for Our Ordinary Shares by Certain Related Parties

Immediately preceding the IPO, the separate classes of ordinary shares of Nightstar Therapeutics plc were converted into a single class of ordinary shares.  Although all of the share subscriptions in 2017 were made prior to the completion of the IPO, the numbers                             in this section are shown on an as-converted basis, as described further under Note 8 in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

March and June 2017 Financings

In March 2017, we entered in to a subscription and shareholders’ agreement for Class A shares, or the March SSA, whereby certain shareholders elected to subscribe for an aggregate of 4,076,314 ordinary shares as follows: 932,450 ordinary shares at a price of £1.00 per share and 3,143,865 ordinary shares at a price of £2.0737 per share. We issued all 4,076,314 ordinary shares pursuant to the March SSA on June 27, 2017. The March SSA was terminated in June 2017.

In June 2017, we entered in to a subscription and shareholders’ agreement for Class A shares, or the June SSA, pursuant to which we issued an aggregate of 5,659,058 ordinary shares at a price of $4.01648 per share. The June SSA terminated in September 2017 in connection with our corporate reorganization.

The following table sets forth the aggregate number of our ordinary shares issued to our related parties in these transactions.

Name	Ordinary Shares (#) (4)
Syncona Portfolio Ltd (1)	3,338,496
New Enterprise Associates (NEA) (2)	3,786,679
David Fellows (3)	43,260
7,168,434
(1)	Dr. Hollowood, the chairman of our board of directors, is the Chief Investment Officer of Syncona Investment Management Limited.
(2)	Mr. Mott, a member of our board of directors, is a General Partner of New Enterprise Associates.
(3)	Mr. Fellows is our Chief Executive Officer and a member of our board of directors.
(4)	The number of ordinary shares shown in the table is after each Class A share was converted into 0.5051 of an ordinary share immediately preceding our IPO.

Subscriptions for Our Ordinary Shares by Certain Related Parties

Other Subscriptions by David Fellows

In August 2017, we issued a total of 132,541 ordinary shares (originally Class F ordinary shares) to Mr. Fellows, our Chief Executive Officer and a member of our board of directors, for an aggregate consideration of £6.07.

Subscription by David Lubner

In August 2017, we issued a total of 29,124 ordinary shares (originally Class F ordinary shares) to Mr. Lubner, a member of our board of directors, for an aggregate consideration of £1.33.

Subscriptions by James McArthur

In August 2017, we issued a total of 10,362 ordinary shares (originally Class F ordinary shares) to Dr. McArthur, a member of our board of directors, for an aggregate consideration of £0.47.

Subscription by Tuyen Ong

In August 2017, we issued a total of 130,241 ordinary shares (originally Class F ordinary shares) to Dr. Ong, our Chief Development Officer, for an aggregate consideration of £5.97.

Subscriptions by Gregory Robinson

In August 2017, we issued a total of 21,815 ordinary shares (originally Class F ordinary shares) to Dr. Robinson, our Chief Scientific Officer, for an aggregate consideration of £1.00.

Subscriptions by Senthil Sundaram

From April 2017 to August 2017, we issued a total of 129,604 ordinary shares (originally Class E1, E2, E3, E4 and F ordinary shares) to Mr. Sundaram, our Chief Financial Officer, for an aggregate consideration of £4.44.

Subscriptions by Scott Whitcup

From April 2017 to August 2017, we issued a total of 74,568 ordinary shares (originally Class E1 and F ordinary shares) to Dr. Whitcup, a member of our board of directors, for an aggregate consideration of £2.67.

Participation in our Public Offerings

On October 2, 2018, we issued and sold 4,600,000 American depositary shares, or ADSs, representing 4,600,000 ordinary shares in an underwritten public offering at a price to the public of $18.00 per ADS.  On October 4, 2017, we issued and sold 5,360,000 ADSs representing 5,360,000 ordinary shares in an underwritten in our initial public offering at a price to the public of $14.00 per ADS.

The number of ADSs that each of our principal shareholders purchased and the aggregate purchase price paid for such shares is set forth in the table below.

	Follow-on public offering, at $18.00 per share, on October 2, 2018		Initial pubic offering, at $14.00 per share on October 4, 2017
Name	Purchased Shares (#)	Purchase Price ($)	Purchased Shares (#)	Purchase Price ($)
Syncona Portfolio Ltd	1,000,000	18,000,000	1,000,000	14,000,000
New Enterprise Associates (NEA)	500,000	9,000,000	714,285	9,999,990
Wellington Management Company, LLP	1,338,774	24,097,932	800,000	11,200,000
Woodford Investment Management Ltd.	55,556	1,000,008	—	—
Redmile Group, LLC	—	—	700,000	9,800,000
	2,894,330	52,097,940	3,214,285	44,999,990

Agreements with Our Executive Officers and Directors

We have entered into employment agreements with our executive officers and service agreements with our non-executive directors. These agreements contain customary provisions and representations, including confidentiality, non-competition, non-solicitation and inventions assignment undertakings by the executive officers. However, the enforceability of the non-competition provisions may be limited under applicable law.

Indemnification Agreements

We have entered into a deed of indemnity with each of our directors and executive officers. These agreements and our Articles of Association require us to indemnify our directors and executive officers to the fullest extent permitted by law.

Related Person Transactions Policy

We have adopted a related person transaction policy. Our related person transaction policy sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For the purposes of our policy only a related person transaction will be a related person transaction will be a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving remuneration for services provided to us as an employee or director will not be covered by this policy.

A related person will be any:

•	person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of us or a nominee to become a director of us;
•	security holder known by us to be the beneficial owner of more than 5% of any class of our voting securities;
•	immediate family member of any of the foregoing; and
•

firm, corporation or other entity in which any of the foregoing persons is an executive, partner or principal or similar control position or in which such person has a 5% or greater beneficial ownership interest.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees, executive officers and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

Director Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and that remuneration committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director only qualifies as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a listed company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that all current directors and the directors that served during the year ended December 31, 2018, other than Mr. Fellows and Mr. MacLaren, were independent directors as defined by applicable Nasdaq rules. In making such determinations, our board of directors considered the relationships that each such non-employee director and director nominee has with our company and all other facts and circumstances that our board of directors deems relevant in determining their independence, including the beneficial ownership of our ordinary shares by each non-employee director and director nominee.

Our board of directors has determined that all of the members of the audit committee, the remuneration committee and the nominating and corporate governance committee are independent, as defined under the Nasdaq rules, including, in the case of all the members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In making such determination, our board of directors considered the relationships that each such director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining independence, including the beneficial ownership of our ordinary shares by each non-employee director.

Item 14. Principal Accounting Fees and Services.

Ernst & Young LLP served as our independent registered public accounting firm for the year ending December 31, 2018.

Audit and other fees billed to us by Ernst & Young LLP for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Audit fees (1)	$605,000	$2,137,400
Tax fees (2)	80,000	127,000
All other fees (3)	5,000	5,000
Total fees for services provided	$690,000	$2,269,400

(1)Audit fees include fees associated with the annual audit, reviews of interim financial statements included in our quarterly reports in SEC filings, registration statements, accounting and reporting consultations.

(2)Tax fees consisted of fees for tax compliance and advisory services..

(3)Other fees include fees billed for other services rendered not included within Audit Fees or Tax Fees.

The audit committee has determined in its business judgment that the provision of non-audit services described above is compatible with maintaining Ernst & Young LLP’s independence.

Our audit committee reviews and pre-approves the scope and the cost of audit services related to us and permissible non-audit services performed by the independent auditors, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules and which are approved by the audit committee prior to the completion of our audits. The board of directors preapproved all audit and non-audit services provided by Ernst & Young LLP during the years ended December 31, 2018 and 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

For a list of the financial statements filed with our Annual Report, see Index to the Financial Statements on page F-1 of our Annual Report.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT	SCHEDULE/ FORM	FILE NUMBER	EXHIBIT	FILE DATE
2.1††	Implementation Agreement, dated as of March 4, 2019, by and among Biogen Switzerland Holdings GmbH, Tungsten Bidco Limited and Nightstar Therapeutics plc.	Form 8-K	001-38217	2.1	3/4/19

3.1	Articles of Association of Nightstar Therapeutics plc.	Form 20-F	0001-38217	1.1	4/3/18

4.1	Deposit Agreement.	Form 20-F	0001-38217	2.1	4/3/18

4.2	Form of American Depositary Receipt (included in exhibit 4.1).	Form 20-F	0001-38217	2.1	4/3/18

10.1#	Nightstar Therapeutics plc 2017 Equity Incentive Plan and forms of award agreement thereunder.	Form 10-K	001-38217	10.1	3/18/19

10.2#	Non-Employee Sub Plan to the Nightstar Therapeutics plc 2017 Equity Incentive Plan.	Form 10-K	001-38217	10.1	3/18/19

10.3†	License of Technology by and between NightstaRx Limited and Oxford University Innovation Limited (formerly Isis Innovation Limited), dated as of November 13, 2013, as amended, effective as of October 15, 2014.	Form F-1	333-220289	10.3	8/31/17

10.4†	License of Technology by and between NightstaRx Limited and Oxford University Innovation Limited (formerly Isis Innovation Limited), dated November 5, 2015.	Form F-1/A	333-220289	10.4	9/15/17

10.5†	Non-Exclusive Patent License Agreement by and between NightstaRx Limited and Oxford BioMedica (UK) Limited, dated as of December 5, 2013.	Form F-1	333-220289	10.5	8/31/17

10.6†	License of Technology by and between NightstaRx Limited and Oxford University Innovation Limited (formerly Isis Innovation Limited), dated October 12, 2017.	Form 20-F	0001-38217	4.4	4/3/18

10.7#	Amended and Restated Employment Agreement by and among Nightstar, Inc., Nightstar Therapeutics Limited and David Fellows, dated as of September 12, 2017.	Form F-1/A	333-220289	10.6	9/15/17

10.8#	Employment Agreement by and between NightstaRx Limited and Tuyen Ong, dated as of June 1, 2017.	Form 10-K	001-38217	10.8	3/18/19

10.9#	Employment Agreement by and between NightstaRx Limited and Senthil Sundaram, dated as of March 21, 2017.	Form 10-K	001-38217	10.9	3/18/19

10.10#	Amended and Restated Employment Agreement by and between Nightstar, Inc. and Gregory Robinson, dated as of October 20, 2017.	Form 10-K	001-38217	10.10	3/18/19

10.11#	Employment Agreement by and between Nightstar, Inc. and Bryan Yoon, dated as of September 29, 2017.	Form 10-K	001-38217	10.11	3/18/19

10.12#	Form of Deed of Indemnity between the registrant and each of its officers and directors.	Form 10-K	001-38217	10.12	3/18/19

21.1	Subsidiaries of the registrant.	Form 10-K	001-38217	21.1	3/18/19

23.1	Consent of independent registered public accounting firm.	Form 10-K	001-38217	23.1	3/18/19

23.2	Consent of independent registered public accounting firm.	Form 10-K	001-38217	23.2	3/18/19

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38217	31.1	3/18/19

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38217	31.2	3/18/19

31.3*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38217	32.1	3/18/19

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38217	32.2	3/18/19

101.INS	XBRL Instance Document.	Form 10-K	001-38217	101	3/18/19
101.SCH	XBRL Taxonomy Extension Schema Document.	Form 10-K	001-38217	101	3/18/19
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Form 10-K	001-38217	101	3/18/19
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Form 10-K	001-38217	101	3/18/19
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Form 10-K	001-38217	101	3/18/19
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Form 10-K	001-38217	101	3/18/19

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

#Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTSTAR THERAPEUTICS PLC

Date: April 30, 2019	By:	/s/ David Fellows
David Fellows
Chief Executive Officer