Form 10-Q
period 2019-03-31
Nightstar Therapeutics plc
filed 2019-05-10
CIK 1711675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
American Depository Shares, each representing one Ordinary share, nominal value £0.01 per share	NITE	The Nasdaq Global Select Market

The Registrant had 33,536,214 ordinary shares outstanding as of April 24, 2019, of which 14,676,984 are represented by ADSs.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "will," "likely," "may," "believe," "expect," "anticipate," "intend," "seek," "designed," "develop," "would," "future," "can," "could," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. All statements other than statements of historical facts included in this Quarterly Report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives and regarding the proposed acquisition of our company by Biogen Switzerland Holdings GmbH and its affiliates, or Biogen, are forward-looking statements. Examples of forward-looking statements include, among others, statements regarding expected future operating results; expectations regarding the timing and receipt of regulatory results; anticipated levels of capital expenditures; expectations of the effect on our financial condition of claims, litigation, and governmental and regulatory proceedings; and any effects of the proposed acquisition of our company by Biogen including the occurrence of any event, chance or other circumstance that could give risk to the termination of the proposed transaction.  Our forward-looking statements do not assume the consummation of the proposed acquisition of our company by Biogen unless specifically stated otherwise.

Please refer to the section entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, or the Annual Report, for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Those risk factors, together with any updates to those risk factors contained in our subsequent periodic and current reports filed with the SEC, could cause actual future results or events to differ materially from the forward-looking statements that we make. Any forward-looking statement made by us are based only on information currently available to us and speaks only as of the date on which it is made. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to the Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

This Quarterly Report on Form 10-Q also includes statistical and other industry and market data, which we obtained from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third‑party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source.

Item 1 Condensed Consolidated Financial Statements (Unaudited)

NIGHTSTAR THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$94,513	$27,784
Marketable securities	58,944	136,385
Research and development credit	8,661	8,268
Prepaid expenses and other current assets	5,712	6,605
Total current assets	167,830	179,042
Property and equipment, net	489	562
Other assets	1,414	409
Total assets	$169,733	$180,013

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,976	$3,017
Accrued expenses and other liabilities	16,686	11,360
Total current liabilities	19,662	14,377
Long-term lease obligations	351	—
Total liabilities	20,013	14,377
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 100,000 shares authorized as of March 31, 2019 and December 31, 2018; 33,484 and 33,486 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	61	61
Additional paid-in capital	268,967	267,233
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(4,855)	(4,855)
Unrealized holding gains on available for sales securities	823	2,081
Total accumulated other comprehensive loss	(4,032)	(2,774)
Accumulated deficit	(115,276)	(98,884)
Total shareholders’ equity	149,720	165,636
Total liabilities and shareholders’ equity	$169,733	$180,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTSTAR THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
Operating expenses:
Research and development	$8,898	$6,064
General and administrative	9,663	2,776
Total operating expenses	18,561	8,840
Other income (expense):
Interest and other income	1,107	367
Other income (expense), net	1,101	(5,885)
Total other income (expense), net	2,208	(5,518)
Loss before provision for income taxes	(16,353)	(14,358)
Provision for income taxes	39	—
Net loss	(16,392)	(14,358)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	6,346
Change in net unrealized holding gains (losses) on available for sale securities	(1,258)	—
Total other comprehensive loss	$(17,650)	$(8,012)
Basic and diluted net loss per ordinary share	$(0.50)	$(0.52)
Weighted average basic and diluted ordinary shares	32,944	27,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTSTAR THERAPEUTICS PLC

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2017	28,904	$1	$185,943	$1,890	$(62,022)	$125,812
Issuance of restricted share awards, net	(10,321)	—	—	—	—	—
Share-based compensation expense	—	—	836	—	—	836
Foreign currency translation adjustment	—	—	—	6,346	—	6,346
Net loss	—	—	—	—	(14,358)	(14,358)
Balance at March 31, 2018	18,583	$1	$186,779	$8,236	$(76,380)	$118,636

Balance at December 31, 2018	33,486	61	267,233	(2,774)	(98,884)	165,636
Forfeiture of restricted share awards	(2)	—	—	—	—	—
Share-based compensation expense	—	—	1,734	—	—	1,734
Change in net unrealized holding gains (losses) on available for sale securities, net of $169 of tax	—	—	—	(1,258)	—	(1,258)
Net loss	—	—	—	—	(16,392)	(16,392)
Balance at March 31, 2019	33,484	$61	$268,967	$(4,032)	$(115,276)	$149,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTSTAR THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,392)	$(14,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	61
Non-cash share-based compensation	1,734	836
Accretion on marketable securities	(537)	—
Deferred taxes	(44)	—
Unrealized foreign currency (gains) losses	(136)	4,509
Realized investment (gains) losses	(1,110)	—
Changes in operating assets and liabilities:
Research and development tax credit receivable	(392)	(1,382)
Prepaid expenses and other assets	893	908
Accounts payable	16	1,765
Accrued expenses and other liabilities	4,520	(1,261)
Net cash used in operating activities	(11,362)	(8,922)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	78,000	—
Purchases of property and equipment	(14)	(43)
Net cash provided by (used in) investing activities	77,986	(43)
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	105	1,838
Net increase (decrease) in cash, cash equivalents and restricted cash	66,729	(7,127)
Cash, cash equivalents and restricted cash, beginning of period	27,842	129,404
Cash, cash equivalents and restricted cash, end of period	$94,571	$122,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTSTAR THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

Nightstar Therapeutics plc (the “Company”) is a clinical-stage gene therapy company focused on developing and commercializing novel one-time treatments for patients suffering from rare inherited retinal diseases that would otherwise progress to blindness. The Company is developing a pipeline of proprietary product candidates that are designed to substantially modify or halt the progression of inherited retinal diseases for which there are no currently approved treatments. The Company’s lead product candidate, NSR-REP1, for the treatment of choroideremia  is in Phase 3 clinical development. The Company’s second product candidate, NSR-RPGR, is in Phase 2/3 clinical development for the treatment of X-linked retinitis pigmentosa. The Company also has product candidates in preclinical development for a number of inherited retinal diseases for which there are no approved treatments such as Stargardt disease.

2. Basis of Presentation

The terms “Nightstar” and “the Company” each refer to Nightstar Therapeutics plc and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosure have been condensed or omitted.

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  In the Company’s opinion, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein.  Results for the interim periods are not necessarily indicative of results that may be expected for the year.

See the recently adopted accounting pronouncements section in Note 11 below for information concerning the adoption of new accounting guidance.  Except for these changes, Nightstar has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.  The adoption of new accounting guidance did not result in significant changes in the Company’s reporting of its assets, liabilities, equity, operations and cash flow.

3.  Foreign Currency Translation

On January 1, 2019, the Company adopted the U.S. dollar as its functional currency.  The change from the pound sterling is due to the continued expansion of our operations in the U.S. and the change in anticipated long-term shift of operations from the United Kingdom to the U.S in 2019 and beyond. This resulted in a significant reduction in foreign currency transaction gains and losses in 2019, when compared to prior periods. The foreign currency exchange transaction gain was $0.1 million for the three months ended March 31, 2019, compared to a foreign currency transaction exchange loss of $5.9 million in the three months ended March 31, 2018.  Foreign exchange transaction gains and losses are included net in other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the respective periods.

Foreign currency exchange gains and losses are driven primarily by balances of cash, cash equivalents and marketable securities, as well as accounts payable, denominated in a currency other than the Company’s functional currency. A significant majority of these balances are denominated in U.S. dollars.  Prior to January 1, 2019, the functional currency of the Company was the pound sterling. Accordingly, a substantial portion of foreign currency transaction gains and losses in the years and interim periods in prior periods related to the exchange rate changes between the U.S. dollar and pound sterling on the U.S. dollar denominated funds held by the Company.

The Company’s reporting currency has been and continues to be the U.S. dollar.  For periods prior to January 1, 2019, the functional currency was pounds sterling and the reporting currency was the U.S. dollar.  Translation adjustments were not included in the determination of net loss; they were included as foreign currency translation adjustments in accumulated other comprehensive income (loss), a component of shareholders’ equity. With the adoption of the U.S. dollar as the Company’s functional currency, the cumulative foreign currency translation adjustment of $4.9 million as of January 1, 2019, will be retained as a part of shareholders’ equity.  The Company recorded a foreign currency translation adjustment gain of $6.3 million for three months ended March 31, 2018 and none for the three months ended March 31, 2019.

4. Fair Value of Financial Assets and Liabilities

The Company’s investments are all classified within Levels 1 and 2 of the fair value hierarchy. The Company’s investments classified within Level 1 of the fair value hierarchy are valued based quoted prices in active markets. The Company’s investments classified in Level 2 of the fair value hierarchy are based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. For cash, current receivables, and accounts payable, the carrying amounts approximate fair value because of the short maturity of these instruments, and therefore fair value information is not included in the table below (in thousands):

	March 31, 2019			December 31, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds and short-term U.S. Treasury securities, included in cash and cash equivalents	$92,586	$92,586	$—	$23,514	$23,514	$—
U.S Treasury securities	$58,944	38,420	20,524	$136,385	100,949	35,436
	$151,530	$131,006	$20,524	$159,899	$124,463	$35,436

The Company did not have transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2019 and 2018.  The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

5. Marketable securities

As of March 31, 2019, the Company held the following investments in marketable securities classified as available-for-sale (in thousands):

	Maturity	Amortized cost	Gross Unrealized Holding Gains (Losses)	Aggregate Estimated Fair Value
U.S. Treasury securities (1)	1 - 3 months	$57,952	$992	$58,944

As of December 31, 2018, the Company held the following investments in marketable securities classified as available-for-sale (in thousands):

	Maturity	Amortized cost	Gross Unrealized Holding Gains (Losses)	Aggregate Estimated Fair Value
U.S. Treasury securities (1)	3 - 9 months	$133,899	$2,486	$136,385
(1)	Gross unrealized holding gains (losses) includes $0.9 million and $2.5 million impact of foreign currency exchange rate fluctuations as of March 31, 2019 and December 31, 2018, respectively.

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss), net of related income taxes. The Company did not have any investments in marketable securities at March 31, 2018.

No securities have been in an unrealized loss position for more than one year.  Gross unrealized holding gains of $0.8 million are reported in accumulated other comprehensive income at March 31, 2019, net of tax.

During the three months ended March 31, 2019, the Company realized $1.3 million in foreign currency gains on the settlement of maturing marketable securities as a result of favorable foreign currency exchange rate fluctuations. Realized gains and losses are determined using the specific identification method, reclassified from accumulated other comprehensive income and included in other income, net on the statement of comprehensive income.

6. Share-Based Compensation

Under its equity incentive plans, the Company granted 1,160,355 options to acquire shares at the weighted average price of $14.17, the closing selling prices on the dates of the grants, in the three months ended March 31, 2019.  In the three months ended March 31,

2018, the Company granted 676,576 options to acquire shares at the weighted average price of $13.82, the closing selling prices on the dates of the grants.  In the three months ended March 31, 2019 and 2018, there were no restricted shares awarded.

The following share-based compensation expense was recognized for the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018
Research and development	$629	$301
General and administrative	1,105	535
Total share-based compensation	$1,734	$836

The Company grants equity awards under its share-based compensation programs, which awards may include share options, restricted share awards (“RSAs”), restricted share units (“RSUs”) and other share-based awards. To date, the share-based awards granted to employees and directors have been in the form of RSAs, RSUs and share options.

The Company recognizes compensation expense for equity awards based on the grant date fair value of the award on a straight-line basis over the requisite service period. The Company uses the fair value of its ordinary shares to determine the fair value of RSAs and RSUs. The fair value of options is determined using the Black-Scholes option pricing model. The Company accounts for forfeitures as they occur.

7. Earnings per Share

Basic and diluted net loss per ordinary share are determined by dividing the net loss by the weighted average number of ordinary shares outstanding during the period. For the periods presented, the weighted average shares outstanding used to calculate both basic and diluted net loss per ordinary share are the same because the inclusion of the Company’s outstanding common share equivalents would be anti-dilutive.  The securities excluded from the earnings per share calculation for the three months periods were:

	March 31,
	2019	2018
Unvested RSAs and RSUs	549,743	1,093,751
Unvested and vested share options	2,253,121	867,851

8. Research and Development Tax Credit

As a company that carries out extensive research and development activities, the Company seeks to benefit from U.K. research and development tax credit cash rebate regimes.  Based on criteria established by Her Majesty’s Revenue and Customs (“HMRC”), the Company expects a proportion of its expenditures in relation to its pipeline research, clinical trials management and manufacturing development activities to be eligible for inclusion within tax credit cash rebate regimes.

The Company recorded U.K. research and development tax credits as an offset to research and development expense in the condensed consolidated statements of operations and comprehensive loss of $1.9 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

9. Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in its tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the condensed consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that deferred tax assets will be recovered in the future and, to the extent management believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

For the three months ended March 31, 2019, the Company recognized income tax expense of $39,000 and net tax impact to other comprehensive loss of $0.2 million. There was no income tax provision for the three months ended March 31, 2018.  The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2019 and December 31, 2018.

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

10. Related Party Transactions

As more fully described in Note 15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in the normal course of business, the Company has entered into agreements with entities that are considered to be related parties.  In the three months ended March 31, 2019, the Company reported no significant business with entities affiliated with Syncona Partner LLP, Syncona Limited.  In the three months ended March 31, 2019, activities with University of Oxford and its subsidiaries incurred $0.1 million of research expenses, and reported a remaining unpaid obligation of $0.2 million.  In the three months ended March 31, 2019, the Company incurred $82,000 of research expenses, and reported remaining unpaid obligations of $0.1 million with Prof. Robert MacLaren, a former member of the Company’s board of directors.

11. Commitments and Contingencies

Implementation Agreement costs

Pursuant to the terms of the Implementation Agreement with Biogen Switzerland Holdings GmbH (together with its affiliates, “Biogen”) and Tungsten Bidco Limited (“Bidco”), Bidco agreed to acquire the entire issued and to be issued share capital of the Company for $25.50 in cash per ordinary share, par value £0.01 per share (the “Company Shares”).  Under the terms of the Implementation Agreement, the acquisition will be implemented by means of a scheme of arrangement to be undertaken by the Company under Part 26 of the UK Companies Act 2006.

In the three months ended March 31, 2019, the Company recognized $5.8 million in cost in the performance of its due diligence review and other costs related to the Implementation Agreement.  For the three months ended March 31, 2019 these costs are reported in general and administrative expense.  If the Implementation Agreement is terminated by the Company under certain circumstances, including termination by the Company following receipt of an unsolicited bona fide written acquisition proposal that the Company’s Board of Directors determines constitutes a superior proposal, the Company will be required to pay to Biogen a compensatory fee of $8.8 million. The Company expects additional expenses will be incurred in connection with the closing of the transaction with Biogen.

Legal Proceedings

Three shareholder complaints have been filed in connection with the pending acquisition of the Company by Biogen (the “Acquisition”). On April 23, 2019, Stephen Bushansky, a purported holder of American Depositary Shares (“ADSs”) of the Company, filed a complaint in the United States District Court for the District of Massachusetts, captioned Stephen Bushansky v. Nightstar Therapeutics plc et al., Civil Action No. 1:19-cv-10903, against the Company and each member of its board of directors (the “Board”). On April 26, 2019, Earl Wheby, a purported Company shareholder, filed a putative federal securities class action complaint in the United States District Court for the District of Delaware, captioned Earl M. Wheby, Jr. v. Nightstar Therapeutics plc et al., Case No. 1:19-cv-00761-UNA,against the Company, each member of the Board and Biogen Inc. Also on April 26, 2019, Brennan Evans, a purported Company shareholder, filed a complaint in the United States District Court for the Southern District of New York, captioned Brennan Evans v. Nightstar Therapeutics plc et al., Case No. 1:19-cv-03743, against the Company and each member of the Board. On May 1, 2019, the plaintiff in Wheby voluntarily dismissed his complaint without prejudice.

The complaints generally allege, among other things, that the defendants violated federal securities laws and regulations by disseminating or allowing to be disseminated a proxy statement in connection with the Acquisition that purportedly omits or misrepresents material information. The complaints seek, among other things, relief enjoining the defendants from proceeding with the Acquisition and any vote on the Acquisition; or, in the event the Acquisition is completed, rescinding the Acquisition and setting it aside or awarding rescissory damages. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against them. It is possible that additional lawsuits related to the Acquisition may be filed in the future.

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company did not have contingency reserves established for any liabilities as of March 31, 2019 and December 31, 2018.

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

In accordance with its Articles of Association and individual indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that may enable it to recover a portion of any amounts paid for future potential claims.

12.  Recently issued accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In August 2018, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), reducing certain disclosures concerning the fair value hierarchy.  The guidance is effective for the Company in annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326) (“ASU 2016-13”), which requires consideration of a broader range of reasonable and supportable information to developing credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

The Company has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the condensed consolidated consolidated financial statements as a result of future adoption.

Recently adopted accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting that largely aligns the accounting for share-based payment awards issued to employees and nonemployees, with certain exceptions. The standard became effective for the Company beginning January 1, 2019.  Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09 (“ASU 2018-09”), Codification Improvements. The ASU 2018-09 provides updates and clarifications to a number of previously issued accountings standards and such updates and clarifications are effective concurrently with the related standards.  As of January 1, 2019, the Company adopted these clarifications consistent with the guidance in the ASU; the various updates and clarifications to previously issued accounting standards become effective for the Company concurrently with the adoption of the related standards.  Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, that requires a lessee to recognize a lease liability and a right-of-use (“ROU”) asset for all leases with lease terms of more than 12 months and requires disclosure of key information about leasing arrangements. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The classification criteria for distinguishing between operating and finance (previously capital) leases are substantially similar to the previous lease guidance.

ASU 2016-02 became effective for the Company as of January 1, 2019. The Company elected the modified retrospective approach with transition methods that allowed it to prospectively apply the standard as of the adoption date.  The Company also elected the package of practical expedients permitted under the transition guidance that allowed the Company to carryforward the historical operating lease classifications of its existing agreements. The new guidance also provided practical expedients for the entity’s accounting. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.

The adoption of this guidance on January 1, 2019 did not materially affect the Company’s condensed consolidated balance sheets, results of operations, cash flow or liquidity.  The adoption resulted in recognition as of January 1, 2019 of an ROU asset and lease liabilities of $1.0 million on its consolidated balance sheets, and no impact on its condensed consolidated results of operations or condensed consolidated statements of equity.  ROU assets are included in Other assets and the corresponding lease obligations are included in Accrued expenses and other liabilities and Long-term lease obligations on the condensed consolidated consolidated balance sheet.  The impact of adopting ASU 2016-02 on the Consolidated Balance Sheet is as follows (in thousands):

	January 1, 2019 Prior to ASU 2016-02 Adoption	ASU 2016-02 Adjustment		January 1, 2019 As Adjusted
Prepaid expense and other current assets	$6,605	$(65)	(1)	$6,540
Other assets	$409	$984	(2)	$1,393
Accrued expenses and other liabilities	$11,360	$(122)	(3)
Accrued expenses and other liabilities		$548	(4)	$11,786
Long term lease obligations	$—	$495	(4)	$495

(1)	Represents reclassification of prepaid rent to ROU assets, previously reported in Prepaid expense and other current assets.
(2)	Represents capitalization of ROU assets and reclassification of prepaid rent and deferred rent to operating lease assets, reported in Other assets.
(3)	Represents reclassification of deferred rent to ROU assets, previously reported in Accrued expenses and other liabilities.
(4)	Represents recognition of operating lease liabilities, reported in Accrued expenses and other liabilities.

13. Leases

On May 24, 2018, NightstaRx Limited (“NSL”), a subsidiary of Nightstar Therapeutics plc, entered into an agreement to receive the assignment of the lease for its new office on Midford Place in London, United Kingdom. This office also serves as the corporate headquarters of the Company. The assignment of the lease to NSL became effective on June 8, 2018 and the operating lease will expire on October 30, 2020. The rent is approximately £198,000 ($261,000) per annum, payable quarterly. NSL provided the landlord with an upfront security deposit of approximately £119,000 ($157,000), including value added tax. As part of this agreement, NSL also received a one-time rent concession payment from the landlord in the amount of £75,000 ($99,000) plus value added taxes. NSL’s performance under the lease is guaranteed by Nightstar Therapeutics plc. With the adoption of ASU 2016-02, the Company recorded a ROU asset and corresponding lease liability.

On April 6, 2018, Nightstar, Inc. (“NSI”), a subsidiary of Nightstar Therapeutics plc, entered into a sublease for its new corporate headquarters in Waltham, Massachusetts. The sublease provides NSI with approximately 12,000 rentable square feet for general office use. The sublease became effective on April 26, 2018 and the operating lease will expire in March 2021.   The initial rent for the office space is approximately $209,000 per annum, increasing every year by approximately 6%. As part of the agreement, NSI arranged for a letter of credit for $58,000 as security for the sublease.  With the adoption of ASU 2016-02, the Company recorded a ROU asset and corresponding lease liability.

On January 10, 2017, NSL entered into a noncancelable sublease for a facility in Lexington, Massachusetts for its U.S. operations. The lease related to the facility commenced on February 1, 2017 and is scheduled to terminate in June 2020. The lease is classified as an operating lease. The Company is committed to making aggregate lease payments of $86,000 in 2018, $89,000 in 2019 and $46,000 in 2020.  This Lexington office space is currently considered excess and has been sublet to recover costs.  With the adoption of ASU 2016-02, the Company recorded a ROU asset and corresponding lease liability.

The Company entered into noncancelable operating leases for certain equipment to be used in its clinical research in its U.S. operations. These lease arrangements are not significant in comparison to the Company’s total operating lease assets and liabilities.  The Company has identified no embedded lease arrangements in its other contracts.

The Company identified and assessed the following estimates in recognizing the ROU asset and corresponding liability:

Expected lease term: The expected lease term for those leases commencing prior to January 1, 2019 did not change with the adoption of ASU 2016-02. The expected lease term for leases commencing after the adoption of ASU 2016-02 includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.  Some leases include an option to renew for a period of time, and the exercise of lease renewal options is at the Company’s sole discretion.  None of these options to renew are recognized as part of the Company’s ROU asset or lease liability as of March 31, 2019, as renewal was determined to not be reasonably assured.

Incremental borrowing rate: As the discount rates in the Company’s lease are not implicit, the Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term.

The following table summarizes the lease assets and liabilities at the date shown (in thousands):

March 31, 2019
ROU assets, included in Other assets	$863
Total ROU assets	$863
Current operating lease labilities, included in Accrued expenses and other current liabilities	$624
Long term lease obligations	$351
Total lease liabilities	$975

The aggregate operating lease expense of $0.1 million for the three months ended March 31, 2019 are included in research and development and general and administrative expenses.  These operating lease costs include short-term leases, which is immaterial.

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities at the date shown: (in thousands):

March 31, 2019
2019	$508
2020	450
2021	58
Total	1,016
Present value adjustment	(41)
Present value of lease liabilities	$975

The following table summarizes the lease term and discount rate at the date shown:

March 31, 2019
Weighted average remaining lease term (years)	1.7
Weighted average discount rate	5.0%

The following table summarized the cash paid for amounts included in the measurement of lease liabilities for the period shown (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$81
Operating cash flows from operating leases	$81

14. Subsequent events

On May 8, 2019, the requisite number of the Company’s shareholders voted to approve the Implementation Agreement with Biogen Switzerland Holdings GmbH and Tungsten Bidco Limited. Pursuant to the terms of the Implementation Agreement, the acquisition will be implemented by means of a scheme of arrangement to be undertaken by the Company under Part 26 of the UK Companies Act 2006.  The acquisition remains subject to a sanction at a court hearing by the High Court of Justice in England and Wales, which is anticipated to take place on or about June 5, 2019, and the delivery of a copy of the court order to the Registrar of Companies. The acquisition is expected to be consummated on or about June 7, 2019, subject to timely receipt of all required approvals and satisfaction of the requirements of the Implementation Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018.

This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of our Annual Report on Form 10-K and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, or SEC, our actual results may differ materially from those anticipated in these forward-looking statements.

Our forward-looking statements do not assume the consummation of the proposed acquisition of our company by Biogen unless specifically stated otherwise.

Overview

We are a leading clinical-stage gene therapy company focused on developing and commercializing novel one-time treatments for patients suffering from rare inherited retinal diseases that would otherwise progress to blindness. Leveraging our expertise in ophthalmology, gene therapy and drug development, we are developing a pipeline of proprietary product candidates that are designed to substantially modify or halt the progression of inherited retinal diseases for which there are no currently approved treatments. Our lead product candidate, NSR-REP1, for the treatment of choroideremia is in Phase 3 clinical development and represents the most clinically advanced product candidate for this indication worldwide. In data from 32 patients treated with NSR-REP1 across four open-label clinical trials, over 90% of treated patients maintained their visual acuity over a two-year follow-up period. In some cases, we also observed substantial improvements in visual acuity. We are also conducting a Phase 2/3 clinical trial with our second product candidate, NSR-RPGR, for the treatment of X-linked retinitis pigmentosa, or XLRP. We also have product candidates in preclinical development for a number of inherited retinal diseases for which there are no approved treatments such as Stargardt disease.

Since our inception in May 2013, we have devoted substantially all our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our American Depositary Shares, or ADSs, and ordinary shares. Through March 31, 2019, we had received net cash proceeds of $255.2 million from sales of our ADSs and ordinary shares.

We continue to incur significant operating losses. For the three months ended March 31, 2019 and 2018, our losses were $16.4 million and $14.4 million, respectively.  As of March 31, 2019, we had an accumulated deficit of $115.2 million.

We expect to continue to incur significant expenses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As of March 31, 2019, we held cash, cash equivalents and marketable securities of $153.5 million that we believe are adequate to meet our obligations over at least the twelve months following the issuance of this report.

On March 4, 2019, we entered into an implementation agreement, or the Implementation Agreement, with Biogen Switzerland Holdings GmbH and its wholly-owned subsidiary, Tungsten Bidco Limited, which we collectively refer to as Biogen. Pursuant to the terms of the Implementation Agreement, Biogen has agreed to acquire the entire issued and to be issued share capital of our company for $25.50 in cash per ordinary share, nominal value of GBP 0.01 per share, or the Company Shares, excluding any treasury shares, any Company Shares held by Biogen or its subsidiaries, and certain pre-initial public offering equity awards deferred upon the termination of the holder’s employment, which we refer to as the Deferred Shares. Under the terms of the Implementation Agreement, the proposed acquisition is contemplated to be implemented by means of a scheme of arrangement to be undertaken by us under Part 26 of the UK Companies Act 2006. On May 8, 2019, our shareholders voted to approve all proposals relating to the scheme of arrangement for the acquisition of our company by Biogen. The acquisition remains subject to a sanction at a court hearing by the High Court of Justice in England and Wales, which is anticipated to take place on or about June 5, 2019, and the delivery of a copy of the court order to the Registrar of Companies. The acquisition is expected to be consummated on or about June 7, 2019, subject to timely receipt of all required approvals and satisfaction of the requirements of the Implementation Agreement. If the transaction is completed, we expect that the ADSs will be removed from listing on the Nasdaq Stock Market and that registration of the ADSs under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be terminated.

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

The table below summarizes our research and development expenses incurred by program:

	For the three months ended March 31,
	2019	2018
	(in thousands)
Direct research and development expense by program:
NSR-REP1	$4,045	$3,437
NSR-RPGR	1,920	1,608
Other	426	51
Total direct research and development expense	6,391	5,096
Personnel-related expense (including share-based compensation)	3,232	2,073
Research and development tax credit	(1,923)	(1,382)
Indirect research and development expense	1,198	277
Total research and development expense	$8,898	$6,064

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

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with development and commercialization, including the uncertainty of:

▪	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
▪	establishing an appropriate safety profile with investigational new drug application- and clinical trial application-enabling studies;
▪	successful patient enrollment in, and the initiation and completion of, clinical trials;
▪	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities and reimbursement and market access from third-party payors;
▪	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
▪	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
▪	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
▪	significant and changing government regulation;
▪	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
▪	maintaining a continued acceptable safety profile of the product candidates following approval.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued development and commercialization of our product candidates. We also anticipate we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company and a domestic filer.  In light of the pending acquisition of our company by Biogen, we also anticipate incurring additional legal, accounting and other advisory fees in relation to the transaction.

Other Income (Expense)

Interest and Other Income

Interest income consists of interest on cash, cash equivalents and marketable securities. Other income includes funds received from government grants.

Foreign Currency Translation

Foreign currency exchange gains and losses are driven primarily by balances of cash, cash equivalents and marketable securities, as well as accounts payable, denominated in a currency other than our functional currency, the U.S. dollar, which we adopted as our functional currency on January 1, 2019. A significant majority of our cash, cash equivalents and marketable securities are denominated in U.S. dollars.  Prior to January 1, 2019, our functional currency was the pound sterling. Accordingly, a substantial portion of foreign currency transaction gains and losses in prior periods related to the exchange rate changes between the U.S. dollar and pound sterling on the U.S. dollar denominated funds held by us.

Our adoption of the U.S. dollar as our functional currency resulted in a significant reduction in foreign currency transaction gains and losses in 2019, when compared to prior periods. Our foreign currency exchange transaction gain was $0.1 million for the three months ended March 31, 2019, compared to a foreign currency transaction exchange loss of $5.9 million in the three months ended March 31, 2018.  Foreign exchange transaction gains and losses are included in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss for the respective periods.

Our reporting currency has been and continues to be the U.S. dollar. Translation adjustments are not included in the determination of net loss; they are included as foreign currency translation adjustments in accumulated other comprehensive income (loss), a component of shareholders’ equity. With the adoption of the U.S. dollar as our functional currency, the cumulative foreign currency translation adjustment of $4.9 million as of January 1, 2019 will be retained as a part of shareholders’ equity.  We recorded a foreign currency translation adjustment gain of $6.3 million for three months ended March 31, 2018 and none for the three months ended March 31, 2019.

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$8,898	$6,064	$2,834
General and administrative	9,663	2,776	6,887
Total operating expenses	18,561	8,840	9,721
Other income (expense):
Interest and other income	1,107	367	740
Other income (expense), net	1,101	(5,885)	6,986
Total other income (expense), net	2,208	(5,518)	7,726
Loss before provision for income taxes	(16,353)	(14,358)	(1,995)
Provision for income taxes	39	—	39
Net loss	(16,392)	(14,358)	(2,034)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	6,346	(6,346)
Unrealized holding gains on available for sale securities	(1,258)	—	(1,258)
Total comprehensive loss	$(17,650)	$(8,012)	$(9,638)

Research and Development Expenses

Research and development expenses were $8.9 million for the three months ended March 31, 2019, compared to $6.1 million for the three months ended March 31, 2018. The increase of $2.8 million resulted primarily from increases in program-related expenses of $0.6 million for NSR-REP1, and $0.3 million for NSR-RPGR, as well as a $1.2 million increase in personnel-related costs.  This increase was off-set in part by an increase in research and development tax relief claims from HMRC of $0.5 million.  Research and development personnel-related costs reflected additional headcount in the three months ended March 31, 2019, when compared to the same period in 2018, to support our growth and to assist in the further development of our product candidates and pipeline.  The increase in research and development personnel-related costs for the three months ended March 31, 2019 includes $0.3 million of additional non-cash share-based compensation when compared to the same period in 2018.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the three months ended March 31, 2019, compared to $2.8 million for the three months ended March 31, 2018. The increase of $6.9 million is mainly due to $5.8 million in fees associated with the pending acquisition by Biogen and $0.5 million in professional and consulting fees, including increased legal, accounting and audit fees for the three months ended March 31, 2019 when compared to the same period in 2018.  General and administrative expenses also reflect additional headcount to support our increased research and development activities and our status as a public company. The increase in general and administrative personnel-related costs includes $0.6 million of additional non-cash share-based compensation for the three months ended March 31, 2019 as compared to the same period in 2018.

Other Income (Expense), Net

Other income was $2.2 million for the three months ended March 31, 2019, compared to other loss of $5.5 million for the same period in 2018. The increase of $7.7 million mainly consisted of an increase in non-cash gain on foreign currency exchange of $5.9 million compared to the same period in 2018 due to the strengthening of the pound sterling and euro compared to the U.S. dollar, our reporting and functional currency. We adopted the U.S. dollar as our functional currency as of January 1, 2019, and we do not anticipate significant foreign currency transaction gains and losses in future periods.  The increase in the non-cash loss was partially offset by an increase of $0.5 million in interest and other income and $0.2 million in grant income for the three months ended March 31, 2019 when compared to the same period in 2018.

Provision for income taxes

The provision for income taxes results from the recognition of earnings on our available-for-sale investments in U.S. Treasury securities, which increased due to the investment of proceeds received from our public offerings in 2017 and 2018.  For the three months ended March 31, 2019, we recognized income tax expense of $39,000 and net tax impact to other comprehensive loss of $0.2 million.  There was no income tax provision for the three months ended March 31, 2018.  The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2019 and December 31, 2018.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of ADSs and ordinary shares. Through March 31, 2019, we had received net cash proceeds of $255.2 million from sales of our ADSs and ordinary shares. As of March 31, 2018, we held cash, cash equivalents and marketable securities of $153.5 million.

Cash Flows

The following table summarizes our cash flows for the three months ended:

	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(11,362)	$(8,922)
Net cash provided by (used in) investing activities	77,986	(43)
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	105	1,838
Net increase (decrease) in cash, cash equivalents and restricted cash	$66,729	$(7,127)

Net Cash Used in Operating Activities

Our use of cash in operating activities for the three months ended March 31, 2019 resulted primarily from our net losses, adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities of $11.4 million during the three months ended March 31, 2019 increased by $2.4 million compared to the same period in 2018. The increase in net cash used in operating activities was primarily due to increases of $2.8 million in research and development expenses, increases of $6.9 million in general and administrative expense, increases in non-cash share-based compensation expense, improvements in foreign currency transaction expenses of $5.9 million, earnings on investments, and working capital movement.

Net Cash Used in Investing Activities

For the three months ended March 31, 2019, net cash provided by investing activities increased due to the investment in marketable securities of the funds raised in our public offerings in October 2018 and October 2017.  For the three months ended March 31, 2019 and 2018, we also used $14,000 and $43,000 in cash for the purchases of property and equipment, respectively.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2019 and 2018, there was no net cash provided by financing activities.

Contractual Obligations

Our contractual obligations as of March 31, 2019, relate to our non-cancellable leased office space in the United States and the United Kingdom and was $1.0 million. As of January 1, 2019, we adopted new accounting guidance on leases that requires the discounted value of these leasing obligations of $1.0 million to be recognized on our balance sheet. Upon adoption of the new lease guidance we recorded the lease obligation and right-of-use asset.  At the date of adoption, the new lease guidance had no impact on our operations, cash flow or shareholders’ equity.

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

We believe our existing cash, cash equivalents and marketable securities of $153.5 million at March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this quarterly report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization. In light of the pending acquisition of our company by Biogen, we also anticipate incurring additional legal, accounting and other advisory fees in relation to the transaction.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission, or the SEC, has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments.

For a more complete understanding of our accounting policies, the unaudited consolidated financial statements, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2018 filed with the SEC on our Form 10-K.

Recently Issued Accounting Pronouncements

See Notes 2 and 11 to the unaudited consolidated financial statements for information regarding the recently issued accounting standards, including those that were adopted as of January 1, 2019 and those that have yet to be adopted.

Emerging Growth Company and Smaller Reporting Company Status

As an emerging growth company, and as a smaller reporting company, we intend to rely on certain of the exemptions and reduced reporting requirements that are provided by the SEC for companies that meet the requirements of being an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, and a “smaller reporting company,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2019, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

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

Three shareholder complaints have been filed in connection with the pending acquisition of our company by an affiliate of Biogen Inc, or the Acquisition. On April 23, 2019, Stephen Bushansky, a purported holder of our ADSs, filed a complaint in the United States District Court for the District of Massachusetts, captioned Stephen Bushansky v. Nightstar Therapeutics plc et al., Civil Action No. 1:19-cv-10903, against us and each member of our board of directors. On April 26, 2019, Earl Wheby, a purported shareholder, filed a putative federal securities class action complaint in the United States District Court for the District of Delaware, captioned Earl M. Wheby, Jr. v. Nightstar Therapeutics plc et al., Case No. 1:19-cv-00761-UNA, against us, each member of our board and Biogen Inc. Also on April 26, 2019, Brennan Evans, a purported shareholder, filed a complaint in the United States District Court for the Southern District of New York, captioned Brennan Evans v. Nightstar Therapeutics plc et al., Case No. 1:19-cv-03743, against us and each member of our board of directors. On May 1, 2019, the plaintiff in Wheby voluntarily dismissed his complaint without prejudice.

The complaints generally allege, among other things, that we and the other defendants violated federal securities laws and regulations by disseminating or allowing to be disseminated a proxy statement in connection with the Acquisition that purportedly omits or misrepresents material information with respect to the Acquisition. The complaints seek, among other things, relief enjoining the defendants from proceeding with the Acquisition and any shareholder vote on the Acquisition; or, in the event the Acquisition is completed, rescinding the Acquisition and setting it aside or awarding rescissory damages. We believe that the plaintiffs’ allegations are without merit and intend to vigorously defend against them. It is possible that additional lawsuits related to the Acquisition may be filed in the future.

Item 1A. Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2018 and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in such filings.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities.  On October 2, 2017, we closed our initial public offering, or IPO, of an aggregate of 6,164,000 ADSs, including 804,000 ADSs issued and sold to the underwriters upon their exercise in full of their option to purchase additional ADSs, at a public offering price of $14.00 per ADS.  Each ADS represented one ordinary share.  The offer and sale of all of the ADSs in the IPO were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form F-1 (File No. 333-220289), which was declared effective by the SEC on September 27, 2017.  Jefferies LLC, Leerink Partners LLC and BMO Capital Markets Corp. acted as joint book-running managers for the offering. Wedbush Securities Inc. and Chardan acted as co-managers.

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

There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of March 31, 2019, $76.3 million of the net proceeds is included as cash, cash equivalents and marketable securities.

Item 3 Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 4, 2019, we entered into an implementation agreement, or the Implementation Agreement, with Biogen Switzerland Holdings GmbH and its wholly-owned subsidiary, Tungsten Bidco Limited, which we collectively refer to as Biogen. Pursuant to the terms of the Implementation Agreement, Biogen has agreed to acquire the entire issued and to be issued share capital of our company for $25.50 in cash per ordinary share, nominal value of GBP 0.01 per share, or the Company Shares, excluding any treasury shares, any Company Shares held by Biogen or its subsidiaries, and certain pre-initial public offering equity awards deferred upon the termination of the holder’s employment, which we refer to as the Deferred Shares. Under the terms of the Implementation Agreement, the proposed acquisition is contemplated to be implemented by means of a scheme of arrangement to be undertaken by us under Part 26 of the UK Companies Act 2006.

On May 8, 2019, our shareholders voted to approve all proposals relating to the scheme of arrangement for the acquisition of our company by Biogen. The acquisition remains subject to a sanction at a court hearing by the High Court of Justice in England and Wales, which is anticipated to take place on or about June 5, 2019, and the delivery of a copy of the court order to the Registrar of Companies. The acquisition is expected to be consummated on or about June 7, 2019, subject to timely receipt of all required approvals and satisfaction of the requirements of the Implementation Agreement. If the transaction is completed, we expect that the ADSs will be removed from listing on the Nasdaq Stock Market and that registration of the ADSs under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be terminated.

Item 6. Exhibits.

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT	SCHEDULE/ FORM	FILE NUMBER	EXHIBIT	FILE DATE	FILED HEREWITH
2.1†	Implementation Agreement, dated as of March 4, 2019, by and among Biogen Switzerland Holdings GmbH, Tungsten Bidco Limited and Nightstar Therapeutics plc.	Form 8-K	001-38217	2.1	3/4/19
3.1	Articles of Association of Nightstar Therapeutics plc, as amended					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Furnished herewith.
†

Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nightstar Therapeutics plc

Date: May 9, 2019	By:	/s/ David Fellows
David Fellows
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Senthil Sundaram
Senthil Sundaram
Chief Financial Officer (Principal Financial and Accounting Officer)